Form 10-Q
period 1994-02-28
LA GEAR INC
filed 1994-04-14
CIK 793937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1994

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________________ TO ___________________

Commission file number 1-10157

                                L.A. GEAR, INC.

             (Exact name of registrant as specified in its charter)



              CALIFORNIA                           95-3375118
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)        Identification Number)


           2850 OCEAN PARK BOULEVARD, SANTA MONICA, CALIFORNIA 90405
              (Address of principal executive offices)  (Zip code)


                                 (310) 822-1995
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes     X         No
                                             __________       __________

The number of shares outstanding of the registrant's Common Stock, no par value, at April 11, 1994 was 22,936,433 shares.


THIS FORM 10-Q CONTAINS 63 PAGES.

THE EXHIBIT INDEX APPEARS ON PAGE 15.

                                L.A. GEAR, INC.
                               TABLE OF CONTENTS
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1994




PART I.       FINANCIAL INFORMATION                                                                     Page
- ------        ---------------------                                                                   --------
Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheets at
                    February 28, 1994 and November 30, 1993                                               3

                  Consolidated Condensed Statements of Operations and Accumulated Deficit
                    for the three months ended February 28, 1994 and February 28, 1993                    4

                  Consolidated Condensed Statements of Cash Flows for the
                    three months ended February 28, 1994 and February 28, 1993                            5

                  Notes to Consolidated Condensed Financial Statements                                    6


Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               9



PART II.      OTHER INFORMATION
- -------       -----------------

Item 1.       Legal Proceedings                                                                          13

Item 2.       Changes in Securities                                                                      13

Item 3.       Defaults Upon Senior Securities                                                            13

Item 4.       Submission of Matters to a Vote of Security Holders                                        13

Item 5.       Other Information                                                                          13

Item 6.       Exhibits and Reports on Form 8-K                                                           13

Signature                                                                                                14

Exhibit Index                                                                                            15

                        L.A. GEAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      February 28,               November 30,
                                                                          1994                       1993
                                                                     --------------             --------------
                                                                      (unaudited)
     ASSETS
Current assets:
  Cash and cash equivalents                                             $  6,906                   $ 27,790
  Accounts receivable, net                                                96,313                     73,217
  Inventories                                                            100,751                    109,797
  Prepaid expenses and other current assets                                9,613                      8,960
                                                                        --------                   --------

          Total current assets                                           213,583                    219,764

Property and equipment and other assets, net                              22,954                     23,848
Goodwill, net                                                             11,175                     11,001
                                                                        --------                   --------

                                                                        $247,712                   $254,613
                                                                        ========                   ========

     LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
            STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under international credit facilities                      $  3,096                   $  3,737
  Accounts payable and accrued liabilities                                48,870                     54,079
                                                                        --------                   --------

          Total current liabilities                                       51,966                     57,816

7- 3/4% convertible subordinated debentures due 2002                      50,000                     50,000

Minority interest                                                          2,679                         --

Mandatorily redeemable preferred stock:
  7.5% Series A cumulative convertible preferred stock,
     $100 stated value; 1,000,000 shares authorized, issued
     and outstanding; redemption value of $100 per share                 100,000                    100,000

Shareholders' equity:
  Common stock, no par value; 80,000,000 shares authorized;
     22,936,433 shares issued and outstanding at February 28,
     1994 (22,934,623 shares issued and outstanding at
     November 30, 1993)                                                  128,093                    128,076
  Preferred stock, no stated value; 9,000,000 shares
      authorized; no shares issued                                            --                         --
  Cumulative currency translation adjustment                                (681)                      (836)
  Accumulated deficit                                                    (84,345)                   (80,443)
                                                                        --------                   --------

          Total shareholders' equity                                      43,067                     46,797
                                                                        --------                   --------

                                                                        $247,712                   $254,613
                                                                        ========                   ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        Three months ended February 28,
                                                                      -------------------------------------
                                                                        1994                         1993
                                                                      --------                     --------
Net sales                                                             $120,436                     $ 76,327
Cost of sales                                                           85,527                       55,951
                                                                      --------                     --------

     Gross profit                                                       34,909                       20,376

Selling, general and administrative expenses                            36,018                       31,978
Interest expense (income), net                                           1,089                          (40)
                                                                      --------                     --------

     Loss before income taxes and minority interest                     (2,198)                     (11,562)

Income taxes                                                                --                           --
Minority interest                                                         (171)                          --
                                                                      --------                     --------

     Net loss                                                           (2,027)                     (11,562)

Dividends on mandatorily
  redeemable preferred stock                                            (1,875)                      (2,042)
                                                                      --------                     --------

     Loss applicable to common stock                                    (3,902)                     (13,604)

Accumulated deficit, beginning of period                               (80,443)                     (40,263)
                                                                      --------                     --------

Accumulated deficit, end of period                                    $(84,345)                    $(53,867)
                                                                      ========                     ========

Loss per common share                                                 $  (0.17)                    $  (0.59)
                                                                      ========                     ========

Weighted average common shares outstanding                              22,936                       22,902
                                                                      ========                     ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                        Three months ended February 28,
                                                                     -------------------------------------
                                                                       1994                         1993
                                                                     --------                     --------
Net cash used in operating activities                                $(22,512)                    $(26,685)
                                                                     --------                     --------

Investing activities - capital expenditures                              (675)                        (920)
                                                                     --------                     --------

Financing activities:
  Net borrowings under international credit facilities                    (658)                         --
  Proceeds from minority's investment in joint venture                   4,850                          --
  Proceeds from the exercise of stock options                               17                          --
  Net proceeds from issuance of convertible
     subordinated debentures                                                --                      47,800
  Payment of dividends on mandatorily redeemable
     preferred stock                                                    (1,875)                     (9,788)
                                                                     ---------                    --------

     Net cash provided by financing activities                           2,334                      38,012
                                                                     ---------                    --------

Effect of exchange rate changes on cash and
  cash equivalents                                                         (31)                         --
                                                                     ---------                    --------

     Net increase (decrease) in cash and cash
       equivalents, including collateralized cash                      (20,884)                     10,407

Cash and cash equivalents at beginning of the period,
  including collateralized cash                                         27,790                      83,982
                                                                     ---------                    --------

Cash and cash equivalents at end of period,
  including collateralized cash                                      $   6,906                    $ 94,389
                                                                     =========                    ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at February 28, 1994, the results of operations and cash flows for the three months ended February 28, 1994 and February 28, 1993. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

Minority Interest
      In December 1993 a joint venture was formed with Inchcape plc ("Inchcape") to engage in marketing, distribution and sales of L.A. Gear(R) branded footwear, apparel and accessories in selected Far Eastern markets. The Company contributed the rights to distribute L.A. Gear branded products for a 50% share in the joint venture. Profits and losses are allocated based on specific terms of the joint venture agreement. The Company has a unilateral purchase option to acquire a majority interest in the joint venture and, accordingly, the Company has consolidated the accounts of the joint venture. Minority interest represents Inchcape's interest in the equity of the joint venture.

NOTE 2.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                     THREE MONTHS ENDED FEBRUARY 28,
                                                                     -------------------------------
                                                                        1994                1993
                                                                        ----                ----
                                                                             (IN THOUSANDS)
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      CASH PAID (RECEIVED) DURING THE PERIOD FOR:
         INTEREST, NET                                                  $ 16                $(704)
                                                                        ====                =====
         INCOME TAXES, NET                                              $(12)               $ (59)
                                                                        ====                =====

NOTE 3.      ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                                   FEBRUARY 28,        NOVEMBER 30,
                                                                       1994                1993
                                                                   ------------        ------------
                                                                            (IN THOUSANDS)
    TRADE RECEIVABLES
         DOMESTIC                                                   $ 77,570              $54,434
         INTERNATIONAL                                                19,909               16,854
                                                                    --------              -------
            TOTAL TRADE RECEIVABLES                                   97,479               71,288

    OTHER RECEIVABLES                                                  8,166                7,846
                                                                    --------              -------
                                                                     105,645               79,134
    LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
       AND MERCHANDISE RETURNS                                        (9,332)              (5,917)
                                                                    --------              -------

                                                                    $ 96,313              $73,217
                                                                    ========              =======

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 4.  INCOME TAXES

    In December 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which mandates the liability method of accounting for income taxes. Under the new standard, deferred tax liabilities are recognized for taxable temporary differences and deferred tax assets are recognized for deductible temporary differences and tax loss and credit carryforwards. A valuation allowance is established to reduce deferred tax assets if some, or all, of such deferred tax assets are not likely to be realized. The adoption of SFAS No. 109 did not have a material impact on the Company's consolidated financial statements.

    Deferred tax assets, net of valuation allowance, consist of the following:

                                                                         NOVEMBER 30, 1993
                                                                         -----------------
                                                                           (IN THOUSANDS)
    LOSS CARRYFORWARDS                                                       $ 20,665
    TAX CREDIT CARRYFORWARDS                                                    3,226
    RESERVES AND ACCRUED EXPENSES                                              10,896
    OTHER                                                                       2,145
                                                                             --------

        GROSS DEFERRED TAX ASSETS                                              36,932

        LESS VALUATION ALLOWANCE                                              (36,932)
                                                                             --------

                                                                             $     --
                                                                             ========

     At February 28, 1994 deferred tax assets totaled approximately $37.2 million. A valuation allowance has been established against the entire deferred tax asset balance.

     For the period ended February 28, 1994, the difference between the tax benefit computed based on applying the U.S. statutory income tax rate to the loss from continuing operations before income taxes and the recorded benefit was primarily due to the nonrecognition of tax benefits for operating losses which are not likely to be realized under the standards of SFAS No. 109.

NOTE 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                              FEBRUARY 28, 1994       NOVEMBER 30, 1993
                                                              -----------------       -----------------
                                                                           (IN THOUSANDS)
    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES               $32,478                     $33,170
    ACCRUED INVENTORY PURCHASES                                   14,213                      16,900
    COSTS RELATED TO DISCONTINUED OPERATIONS                         731                       1,009
    ACCRUED UNUSUAL CHARGES                                        1,448                       3,000
                                                                 -------                     -------

                                                                 $48,870                     $54,079
                                                                 =======                     =======

     Accounts payable include issued but uncleared checks of $2.5 million at November 30, 1993, none at February 28, 1994.

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 6.   BANK BORROWINGS

     On November 22, 1993, the Company obtained a three-year, $75 million revolving line of credit with BankAmerica Business Credit, Inc. for loans and letters of credit. This facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. During the quarter ended February 28, 1994, the Company had average borrowings of $0.9 million under this credit facility. There were no borrowings at February 28, 1994. At February 28, 1994, approximately $17.1 million letters of credit were outstanding.

     The Company's foreign subsidiaries have the following credit facilities, denominated in their respective local currency and converted to U.S. dollars at the end-of-period exchange rates, which are secured by certain assets of the respective subsidiary and guaranteed by the Company:

                                         AMOUNT OF FACILITY
                          ---------------------------------------------                OUTSTANDING AT
(IN MILLIONS)                                        SUBLIMITS                        FEBRUARY 28, 1994
                                             --------------------------            -----------------------
                            TOTAL                              LETTERS                            LETTERS
      COUNTRY             AVAILABLE          BORROWINGS       OF CREDIT            BORROWINGS    OF CREDIT
      -------             ---------          ----------       ---------            ----------    ---------
    GERMANY                   $7.3               $4.4           $7.3                  $3.1           $0.4
    NETHERLANDS               $2.6               $1.0           $2.6                    --           $0.2


      The weighted average interest rate, as defined in the respective credit facility agreements and adjusted for current market conditions, for Germany and the Netherlands was 9% and 7.25%, respectively, as of February 28, 1994. With respect to the Company's foreign subsidiaries, the Company continues to explore the possibility of renewing existing facilities and/or obtaining new secured revolving credit facilities for cash borrowings and letters of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All references to years are to fiscal years ending November 30, 1994 and 1993, as applicable.

NET SALES
         In the first quarter of 1994, the Company's net sales increased 57.8% to $120.4 million compared to $76.3 million in the first quarter of 1993. The increase in net sales was principally due to (1) a 41.4% increase in the number of pairs sold worldwide, which was primarily attributable to the continued success of the children's lighted product line and sales of $19.2 million (1.2 million pairs) of selected excess inventory to a large domestic mass market retailer, (2) a greater percentage of first quarter 1994 sales, compared to the comparable prior year period, consisting of in-line product which resulted in an increase in the average selling price per pair of $2.08 to $18.39 per pair, and (3) recognition of incremental international sales to wholesale customers by the Company's foreign subsidiaries acquired or formed during the second and third quarters of 1993. For the quarter ended February 28, 1994, net domestic sales increased 77.0% from the prior year. Net international sales, which accounted for approximately 23.6% of the Company's total net sales in the first quarter of 1994, increased by 16.7% from the comparable 1993 period.

      The following table sets forth certain information regarding the Company's net sales:

  THREE MONTHS ENDED FEBRUARY 28,                                        NET SALES
  -------------------------------                    -----------------------------------------------
                                                            1994                         1993
                                                     ------------------            -----------------
                                                                  (DOLLARS IN THOUSANDS)
    DOMESTIC FOOTWEAR
         WOMEN'S                                     $ 20,148        17%           $20,171        26%
         MEN'S                                         26,506        22             12,657        17
         CHILDREN'S                                    44,776        37             18,363        24
    OTHER                                                 357        --                550         1
                                                     --------       ---            -------       ---
         TOTAL DOMESTIC SALES                          91,787        76             51,741        68
    INTERNATIONAL FOOTWEAR AND OTHER                   28,649        24             24,586        32
                                                     --------       ---            -------       ---
         TOTAL NET SALES                             $120,436       100%           $76,327       100%
                                                     ========       ===            =======       ===

      The following table sets forth the percentage changes, by Women's, Men's and Children's categories, in the number of pairs sold during the 1994 period as compared to the same period of 1993:

  THREE MONTHS ENDED FEBRUARY 28,                                  VOLUME OF FOOTWEAR SOLD
  -------------------------------                                  -----------------------
                                                                   CHANGES BETWEEN 1994 AND 1993
                                                   ---------------------------------------------------------
                                                       DOMESTIC            INTERNATIONAL            TOTAL
                                                   ---------------       ----------------        -----------
    WOMEN'S                                            (1.1%)                 (26.4%)             (10.0%)
    MEN'S                                             103.1%                   (2.9%)              58.2%
    CHILDREN'S                                        122.6%                   33.6%               94.1%

         TOTAL VOLUME INCREASE (DECREASE)              65.0%                   (1.3%)              41.4%

      Sales of the Company's children's shoes increased during the three month period ended February 28, 1994 from the prior year comparable period primarily as a result of customer demand for the Company's L.A. LIGHTS(TM) and Light GEAR(TM) for children, as well as the sale of children's non-lighted shoes to a large domestic mass market retailer. The Company sold 1.9 million pairs of children's lighted shoes during the first quarter of 1994 compared to 0.7 million pairs for the comparable prior year period. The Company has sold 7.3 million pairs of children's lighted shoes since their introduction in the second half of 1992, establishing the line as one of the most successful shoe collections in the Company's history. Sales of the expanded line of children's lighted shoes accounted for 68.6% of total children's net sales and 31.6% of total net sales for the first quarter of 1994. The number of pairs of men's shoes sold increased due to the sale to a large domestic mass market retailer, and to a lesser extent, higher sales of new in-line men's athletic shoes.

GROSS MARGIN

      The gross margin for the first quarter of 1994 improved to 29.0% from 26.7% for the same period in the prior year. Improved margins primarily resulted from the combination of (1) higher gross margins realized on international sales made directly to wholesalers by the Company's recently acquired or formed foreign subsidiaries and (2) a larger portion of 1994 sales of in-line product with higher average selling prices per pair. These improvements were partially offset by sales of selected styles of excess inventory to a large domestic mass market retailer at less than full margin.

      The Company's gross profit margin on international sales for the first quarter of 1994 increased to 33.3% from 19.1% in the prior year primarily due to the inclusion of sales of the Company's foreign subsidiaries acquired or formed during the 1993 second and third quarters. By selling through these new subsidiaries, the Company realizes a wholesale margin on the sale to the retailer that is greater than that on the sales to independent distributors.
In the prior year, products were sold primarily to distributors at a stated margin over the Company's factory purchase price.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased 12.6% to $36.0 million in the first quarter of 1994 compared to $32.0 million for the comparable prior year period. The increase in selling, general and administrative expenses was entirely attributable to the recent acquisition or formation of the Company's foreign subsidiaries. Domestically, the Company continued its overhead reduction program and recorded a decrease in selling, general and administrative expense of $0.6 million in the first quarter of 1994.

      Selling, general and administrative expenses as a percentage of net sales decreased to 29.9% in the first quarter of 1994 from 41.9% in the comparable 1993 period, primarily due to the 57.8% increase in net sales. Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volumes as a substantial portion of such expenses are (i) fixed in nature, such as compensation and benefits for management and administrative personnel, rent, insurance, depreciation and other overhead charges or (ii) incurred to benefit future periods, such as media, trade show and advertising expenses.

INTEREST EXPENSE (INCOME), NET

      Interest expense of $1.2 million for the three months ended February 28, 1994, primarily related to (i) interest costs on the $50 million, 7- 3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992 and (ii) short-term borrowings of the Company's wholly-owned foreign subsidiaries. During the quarter ended February 28, 1993 the Company incurred interest expense of $0.7 million related to interest on the Debentures.

      Interest income decreased to $0.1 million during the three months ended February 28, 1994 compared to $0.8 million in the year earlier period as a result of decreased average daily cash balances.

LIQUIDITY AND CAPITAL RESOURCES

      The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                                      FEBRUARY 28,                  NOVEMBER 30,
                                                          1994                          1993
                                                    ----------------              ----------------
                                                                     (IN THOUSANDS)
CASH AND CASH EQUIVALENTS                              $   6,906                      $ 27,790
WORKING CAPITAL                                          161,617                       161,948

OUTSTANDING LETTERS OF CREDIT                             16,367                        33,553
CONVERTIBLE SUBORDINATED DEBENTURES                       50,000                        50,000
MANDATORILY REDEEMABLE PREFERRED STOCK                   100,000                       100,000


                                                                   THREE MONTHS ENDED
                                                    ----------------------------------------------
                                                      FEBRUARY 28,                  FEBRUARY 28,
                                                          1994                          1993
                                                     --------------                --------------
                                                                 (DOLLARS IN THOUSANDS)
AVERAGE DAILY SHORT-TERM BORROWINGS                    $   4,728                    $       --
WEIGHTED AVERAGE INTEREST RATES                              7.5%                           --

      Cash and cash equivalent balances declined by $20.9 million from November 30, 1993 to a balance of $6.9 million at February 28, 1994. The majority of this decline is the result of higher domestic trade receivable balances and funding of the 1994 first quarter operating losses. Net accounts receivable at February 28, 1994 increased $23.1 million from November 30, 1993 due to a 38.6% increase in net sales in the last two months of the 1994 first quarter compared to the last two months of the 1993 fourth quarter.

      During the first quarter of 1994, the Company reduced inventory from $109.8 million (9.3 million pairs) at November 30, 1993 to $100.8 million (9.0 million pairs) at February 28, 1994 primarily due to the sale of selected excess inventory to one large domestic mass market retailer. The reduction was partially offset by Spring 1994 product purchased in anticipation of sales during the second fiscal quarter.

      The Company's foreign subsidiaries have the following credit facilities, denominated in their respective local currencies and converted to U.S. dollars at the end-of-period exchange rates, which are secured by certain assets of the respective subsidiary and guaranteed by the Company:

                                         AMOUNT OF FACILITY
                          ---------------------------------------------                OUTSTANDING AT
(IN MILLIONS)                                        SUBLIMITS                        FEBRUARY 28, 1994
                                            ---------------------------            -----------------------
                            TOTAL                              LETTERS                CASH        LETTERS
      COUNTRY             AVAILABLE          BORROWINGS       OF CREDIT            BORROWINGS    OF CREDIT
      -------             ---------          ----------       ---------            ----------    ---------
    GERMANY                   $7.3               $4.4           $7.3                  $3.1           $0.4
    NETHERLANDS               $2.6               $1.0           $2.6                    --           $0.2

      The weighted average interest rate, as defined in the respective credit facility agreements and adjusted for current market conditions, for Germany and the Netherlands was 9% and 7.25%, respectively, as of February 28, 1994. With respect to the Company's foreign subsidiaries, the Company continues to explore the possibility of renewing existing facilities and/or obtaining new secured revolving credit facilities for cash borrowings and letters of credit.

      On November 22, 1993, the Company obtained a three-year, $75 million revolving line of credit with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit. This facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants including a requirement that the Company maintain as of the last day of any fiscal quarter Adjusted Tangible Net Worth of at least $175 million, which for this purpose excludes the Debentures from the Company's liabilities. At February 28, 1994 the

Company's Adjusted Tangible Net Worth was $183 million. There were no loans under this facility at February 28, 1994.

      The short-term and long-term liquidity of the Company principally is contingent on the Company's future operating results and certain other factors. The Company believes that its present funding sources are sufficient to sustain the Company's anticipated short-term and long- term liquidity needs. These needs are based on a number of factors including the size of the business and related working capital needs, the extent of the international subsidiaries' funding requirements and the level of domestic operating costs. In the event that the Company's future operating results fall below management's expectations, additional sources of working capital funding may be necessary and difficult to obtain.

FUTURE OUTLOOK

      Although encouraged by strong sales during the first quarter of 1994, the second quarter performance will largely depend on "at once" sales. The Company anticipates that sales in the second quarter of 1994 will be lower than sales in the first quarter of 1994 and that the operating loss for the second quarter of 1994 will be greater than the loss reported during the first quarter of 1994. The Company expects that efforts to further reduce excess inventory will continue during the second quarter and, as necessary, during the remainder of 1994 and are expected to reduce gross profit margins on selected styles. Management believes that changing consumer footwear preferences, increased competition at lower price points and the worldwide economic recession may also create increased pricing pressure in the market place which could result in reductions to the selling prices. Demand from retailers for the Company's 1994 Back-To-School ("BTS") products, which will ship primarily in the third fiscal quarter, will be critical to the Company's financial performance during the balance of the year. Based on historical shipping trends, the highest level of sales generally occur in the third quarter of the Company's fiscal year.

      At March 31, 1994, the combined domestic and international backlog of orders for shipments scheduled primarily during the April through August 1994 period was $156.7 million, $101.1 million of which represents "future orders" for the new BTS product scheduled to ship during the Company's 1994 third fiscal quarter. The backlog at March 31, 1993 for the comparable prior year shipping period was $148.4 million, $97.2 million of which represented orders scheduled for shipment during the 1993 third fiscal quarter. Fifty-nine percent of the orders in the March 31, 1994 backlog are for children's shoes, 75.6% of which are for shoes containing lighted technology. Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments.

                          PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

      - In April 1994, the Company entered into a settlement agreement with entertainer Michael Jackson and related parties regarding the previously reported action entitled L.A. Gear, Inc. v. Triumph International, Inc., Los Angeles Superior Court, Case No. BC-64024, pursuant to which the parties dismissed all claims against each other. All terms of the settlement agreement are confidential.

ITEM 2 - CHANGES IN SECURITIES

      -  Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      -  Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      -  Not applicable.

ITEM 5 - OTHER INFORMATION

      -  Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      -   (a) 10.1  Employment Agreement, dated as of December 7, 1993, by and between William L. Benford and the Company.

              10.2 Employment Agreement, dated as of December 7, 1993, by and between David F. Gatto and the Company.

              10.3 Employment Agreement, dated as of December 7, 1993, by and between Robert S. Apatoff and the Company.

              10.4 Employment Agreement, dated as of December 7, 1993, by and between Robert H. Landes and the Company.

              10.5 Employment Agreement, dated as of February 15, 1994, by and between Thomas F. Larkins and the Company.

      -   (b) Not applicable.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:         April 14, 1994                           L.A. GEAR, INC.
       ---------------------------


                                           By:  /s/ William L. Benford
                                                -------------------------------

                                                William L. Benford
                                                Executive Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit No.                    Document                      Page No.
- -----------                    --------                      --------
   10.1              Employment Agreement, dated
                     as of December 7, 1993, by and
                     between William L. Benford and
                     the Company.                               16

   10.2              Employment Agreement, dated
                     as of December 7, 1993, by and
                     between David F. Gatto and
                     the Company.                               26

   10.3              Employment Agreement, dated
                     as of December 7, 1993, by and
                     between Robert S. Apatoff and
                     the Company.                               36

   10.4              Employment Agreement, dated
                     as of December 7, 1993, by and
                     between Robert H. Landes and
                     the Company.                               46

   10.5              Employment Agreement, dated
                     as of February 15, 1994, by and
                     between Thomas F. Larkins and
                     the Company.                               56