Form 10-Q
period 1994-05-31
LA GEAR INC
filed 1994-07-14
CIK 793937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1994

                                       Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _________________ TO ________________

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

                                 (310) 452-4327
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes     X      No
                                                            ------

The number of shares outstanding of the registrant's Common Stock, no par value, at July 11, 1994 was 22,936,433 shares.

THIS FORM 10-Q CONTAINS 37 PAGES.

THE EXHIBIT INDEX APPEARS ON PAGE 18.

                                L.A. GEAR, INC.
                               TABLE OF CONTENTS
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 31, 1994




PART I.       FINANCIAL INFORMATION                                                                     Page
- ------        ---------------------                                                                   --------
Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheets at
                    May 31, 1994 and November 30, 1993                                                    3

                  Consolidated Condensed Statements of Operations and Accumulated Deficit
                    for the three months ended May 31, 1994 and May 31, 1993                              4

                  Consolidated Condensed Statements of Operations and Accumulated Deficit
                    for the six months ended May 31, 1994 and May 31, 1993                                5

                  Consolidated Condensed Statements of Cash Flows for the
                    six months ended May 31, 1994 and May 31, 1993                                        6

                  Notes to Consolidated Condensed Financial Statements                                    7


Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              10



PART II.      OTHER INFORMATION
- -------       -----------------

Item 1.       Legal Proceedings                                                                          15

Item 2.       Changes in Securities                                                                      15

Item 3.       Defaults Upon Senior Securities                                                            15

Item 4.       Submission of Matters to a Vote of Security Holders                                        15

Item 5.       Other Information                                                                          16

Item 6.       Exhibits and Reports on Form 8-K                                                           16

Signature                                                                                                17

Exhibit Index                                                                                            18

                        L.A. GEAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        May 31,                  November 30,
                                                                          1994                       1993
                                                                     --------------             --------------
                                                                      (unaudited)
     ASSETS

Current assets:
  Cash and cash equivalents                                             $ 48,361                   $ 27,790
  Accounts receivable, net                                                58,994                     73,217
  Inventories                                                             87,459                    109,797
  Prepaid expenses and other current assets                                8,811                      8,960
                                                                        --------                   --------

          Total current assets                                           203,625                    219,764

Property and equipment and other assets, net                              20,936                     23,848
Goodwill, net                                                             12,138                     11,001
                                                                         -------                    -------

                                                                        $236,699                   $254,613
                                                                         =======                    =======

     LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
            STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                              $ 52,638                   $ 54,079
  Borrowings under international credit facilities                         1,092                      3,737
                                                                         -------                    -------

          Total current liabilities                                       53,730                     57,816

7- 3/4% convertible subordinated debentures due 2002                      50,000                     50,000

Minority interest                                                          2,394                         --

Mandatorily redeemable preferred stock:
  7.5% Series A cumulative convertible preferred stock,
     $100 stated value; 1,000,000 shares authorized, issued
     and outstanding; redemption value of $100 per share                 100,000                    100,000

Shareholders' equity:
  Common stock, no par value; 80,000,000 shares authorized;
     22,936,433 shares issued and outstanding at May 31,
     1994 (22,934,623 shares issued and outstanding at
     November 30, 1993)                                                  128,093                    128,076
  Preferred stock, no stated value; 9,000,000 shares
      authorized; no shares issued                                            --                         --
  Cumulative currency translation adjustment                                 467                       (836)
  Accumulated deficit                                                    (97,985)                   (80,443)
                                                                        --------                   --------

          Total shareholders' equity                                      30,575                     46,797
                                                                        --------                   --------

                                                                        $236,699                   $254,613
                                                                         =======                    =======


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         Three months ended May 31,
                                                                    ------------------------------------
                                                                       1994                     1993
                                                                    -----------              -----------

Net sales                                                            $ 84,248                  $ 84,572
Cost of sales                                                          60,591                    60,115
                                                                     --------                  --------

     Gross profit                                                      23,657                    24,457

Selling, general and administrative expenses                           34,822                    37,125
Interest expense, net                                                     885                       491
                                                                     --------                  --------

     Loss before income taxes and minority interest                   (12,050)                  (13,159)

Income taxes                                                               --                        --
Minority interest                                                        (285)                       --
                                                                     --------                  --------

     Net loss                                                         (11,765)                  (13,159)

Dividends on mandatorily
  redeemable preferred stock                                           (1,875)                   (1,875)
                                                                     --------                  --------

     Loss applicable to common stock                                  (13,640)                  (15,034)

Accumulated deficit, beginning of period                              (84,345)                  (53,867)
                                                                     --------                  --------

Accumulated deficit, end of period                                   $(97,985)                 $(68,901)
                                                                     ========                  ========

Loss per common share                                                $  (0.59)                 $  (0.66)
                                                                     ========                  ========

Weighted average common shares outstanding                             22,936                    22,921
                                                                     ========                  ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                      Six months ended May 31,
                                                                      -------------------------
                                                                        1994             1993
                                                                      --------         --------
Net sales                                                             $204,684         $160,899
Cost of sales                                                          146,118          116,066
                                                                      --------         --------
     Gross profit                                                       58,566           44,833

Selling, general and administrative expenses                            70,840           69,103
Interest expense, net                                                    1,974              451
                                                                      --------         --------
     Loss before income taxes and minority interest                    (14,248)         (24,721)

Income taxes                                                                --               --
Minority interest                                                         (456)              --
                                                                      --------         --------
     Net loss                                                          (13,792)         (24,721)

Dividends on mandatorily
  redeemable preferred stock                                            (3,750)          (3,917)
                                                                      --------         --------
     Loss applicable to common stock                                   (17,542)         (28,638)

Accumulated deficit, beginning of period                               (80,443)         (40,263)
                                                                      --------         --------
Accumulated deficit, end of period                                    $(97,985)        $(68,901)
                                                                      ========         ========
Loss per common share                                                 $  (0.76)        $  (1.25)
                                                                      ========         ========
Weighted average common shares outstanding                              22,936           22,911
                                                                      ========         ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                        Six Months Ended May 31,
                                                                      ---------------------------
                                                                        1994               1993
                                                                      --------           --------
Net cash provided by (used in) operating activities                   $ 24,013           $(36,208)
                                                                      --------           --------
Investing activities:
  Capital expenditures                                                  (1,469)            (2,405)
  Acquisition of subsidiary, including
    repayment of subsidiary's debt                                          --            (11,445)
                                                                      --------           --------
     Net cash used in investing activities                              (1,469)           (13,850)
                                                                      --------           --------
Financing activities:
  Proceeds from minority's investment in joint venture                   4,850                 --
  Payment of dividends on mandatorily redeemable
     preferred stock                                                    (3,750)           (11,663)
  Net borrowings under international credit facilities                  (2,706)                --
  Proceeds from the exercise of stock options                               17                 43
  Net proceeds from issuance of convertible
     subordinated debentures                                                --             47,800
                                                                      --------           --------
       Net cash provided by (used in) financing activities              (1,589)            36,180
                                                                      --------           --------
Effect of exchange rate changes on cash and
  cash equivalents                                                        (384)               103
                                                                      --------           --------
       Net increase (decrease) in cash and cash
          equivalents, including collateralized cash                    20,571            (13,775)

Cash and cash equivalents at beginning of the period,
  including collateralized cash                                         27,790             83,982
                                                                      --------           --------
Cash and cash equivalents at end of period,
  including collateralized cash                                       $ 48,361            $ 70,207
                                                                      ========            ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at May 31, 1994, the results of operations for the three months and six months ended May 31, 1994 and 1993, and the cash flows for the six months ended May 31, 1994 and 1993. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

NOTE 2.  BUSINESS ACQUISITION

      Effective May 20, 1994 the Company acquired for $2.0 million certain assets of the Company's exclusive distributor (and one of its affiliates) in Mexico. The excess of the consideration paid over the estimated fair value of net assets acquired in such transaction, amounting to $1.0 million, has been recorded as goodwill. The purchase price for the acquisition was paid by reducing the balance on outstanding amounts owed by the distributor to the Company. The acquisition was accounted for under the purchase method and, accordingly, the acquired assets have been recorded on a preliminary basis at their estimated fair value at the effective date of the acquisition. The preliminary allocation of the estimated fair value of such assets acquired is subject to change based upon final determination of such fair value. If the acquisition had taken place at December 1, 1993, the pro forma results of operations for the six months ended May 31, 1994 would not be materially different than the Company's historical amounts reported.

NOTE 3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                    SIX MONTHS ENDED MAY 31,
                                                                  ----------------------------
                                                                    1994                1993
                                                                  -------             --------
                                                                         (IN THOUSANDS)
 CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   INTEREST, NET                                                  $ 1,875             $    276
                                                                  =======             ========
   INCOME TAXES, NET                                              $   469             $(24,387)
                                                                  =======             ========
 NONCASH INVESTING ACTIVITY:
   ACQUISITION OF MEXICAN DISTRIBUTOR'S ASSETS                    $ 1,953             $     --
                                                                  =======             ========

                        L.A. GEAR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.   ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                                     MAY 31,            NOVEMBER 30,
                                                                      1994                 1993
                                                                     -------            ------------
                                                                            (IN THOUSANDS)
    TRADE RECEIVABLES
         DOMESTIC                                                    $41,228              $54,434
         INTERNATIONAL                                                17,237               16,854
                                                                     -------              -------
            TOTAL TRADE RECEIVABLES                                   58,465               71,288

    OTHER RECEIVABLES                                                  6,924                7,846
                                                                     -------              -------
                                                                      65,389               79,134
    LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
       AND MERCHANDISE RETURNS                                        (6,395)              (5,917)
                                                                     -------              -------
                                                                     $58,994              $73,217
                                                                     =======              =======

NOTE 5.  INCOME TAXES

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
                                                                             ========

     At May 31, 1994 deferred tax assets totaled approximately $42.5 million. A valuation allowance has been established against the entire deferred tax asset balance.

     For the period ended May 31, 1994, the difference between the tax benefit computed based on applying the U.S. statutory income tax rate to the loss from continuing operations before income taxes and the recorded benefit was primarily due to the nonrecognition of tax benefits for operating losses as evaluated under the provisions of SFAS No. 109.

                        L.A. GEAR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                           MAY 31, 1994            NOVEMBER 30, 1993
                                                           ------------            -----------------
                                                                        (IN THOUSANDS)
 ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES               $30,210                     $34,179
 ACCRUED INVENTORY PURCHASES                                   19,321                      16,900
 ACCRUED UNUSUAL CHARGES                                        3,107                       3,000
                                                              -------                     -------
                                                              $52,638                     $54,079
                                                              =======                     =======

     Accounts payable include issued but uncleared checks of $0.8 million and $2.5 million at May 31, 1994 and November 30, 1993, respectively.

NOTE 7.  BANK BORROWINGS

     On November 22, 1993, the Company obtained a three-year, $75.0 million revolving line of credit with BankAmerica Business Credit, Inc. for loans and letters of credit (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. On May 31, 1994, the Company entered into an amendment to the Revolving Facility to provide the Company with greater financial flexibility. Under the terms of the amendment, the Adjusted Tangible Net Worth requirement (as defined in the amendment) was reduced to $169.5 million from $175.0 million for the remainder of the Company's 1994 fiscal year and a quarterly minimum earnings requirement, commencing in the Company's 1994 third fiscal quarter, is applicable whenever the Adjusted Tangible Net Worth falls below $175.0 million at the end of the third and fourth quarter of fiscal 1994. During the quarter and six months ended May 31, 1994, the Company had average borrowings of $0.1 million and $0.5 million, respectively, under the Revolving Facility. There were no domestic borrowings at May 31, 1994. At May 31, 1994, approximately $47.0 million of domestic letters of credit were outstanding.

     The Company's foreign subsidiaries have the following credit facilities, denominated in their respective local currency and converted to U.S. dollars at the end-of-period exchange rates, which are secured by certain assets of the respective subsidiary and guaranteed by the Company:

                                          AMOUNT OF FACILITY
                          ---------------------------------------------               OUTSTANDING AT
(IN MILLIONS)                                        SUBLIMITS                         MAY 31, 1994
                                             --------------------------          -----------------------
                            TOTAL                              LETTERS                            LETTERS
      COUNTRY             AVAILABLE          BORROWINGS       OF CREDIT            BORROWINGS    OF CREDIT
     ---------            ---------          ----------       ---------            ----------    ---------
    GERMANY                 $7.6                $3.8            $3.8                  $1.1          $1.5
    NETHERLANDS             $4.3                  --              --                    --          $0.5


      The weighted average interest rates, as defined in the respective credit facility agreements and adjusted for current market conditions, for Germany were 8.8% and 8.9% for the quarter and six months ended May 31, 1994, respectively, and for the Netherlands were 7.2% and 7.4% for the quarter and six months ended May 31, 1994, respectively. The Company continues to explore the possibility of obtaining new secured revolving credit facilities for cash borrowings and letters of credit for its other foreign subsidiaries.

NOTE 8.  SUBSEQUENT EVENT

      In June 1994, the Company entered into a settlement agreement in connection with a trademark infringement action pursuant to which it received a cash payment of $3.0 million. This settlement income will be recorded in the Company's third quarter results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      All references to years are to fiscal years ending November 30, 1994 and 1993, as applicable.

NET SALES

      In the second quarter of 1994, the Company's net sales decreased 0.5% to $84.2 million as compared to $84.6 million in the second quarter of 1993. For the six months ended May 31, 1994, the Company's net sales increased 27.2% to $204.7 million as compared to $160.9 million in the year earlier period. The first half increase in net sales was principally due to a 25.0% increase in the number of pairs sold worldwide, which was primarily attributable to the continued success of the children's lighted product line and sales of approximately $19 million (1.2 million pairs) of selected excess inventory to Wal-Mart Stores, Inc. ("Wal-Mart") during the first quarter. For the quarter ended May 31, 1994, net domestic sales decreased 1.2% and for the six months ended May 31, 1994, increased 35.8%, from the comparable prior year periods. Net international sales, which accounted for approximately 32.0% and 27.0% of the Company's total net sales for the quarter and six months ended May 31, 1994, respectively, increased by 1.4% and 8.7% from the comparable 1993 periods.

      The following tables set forth certain information regarding the Company's net sales:

  THREE MONTHS ENDED MAY 31,                                              NET SALES
  --------------------------                         -------------------------------------------------
                                                            1994                          1993
                                                     -------------------           -------------------
                                                                  (DOLLARS IN THOUSANDS)
                                                                    (C>
    DOMESTIC FOOTWEAR
         WOMEN'S                                      $13,515        16%           $19,851        23%
         MEN'S                                          7,963         9             14,549        17
         CHILDREN'S                                    35,004        42             22,884        27
    OTHER                                                 616         1                437         1
                                                      -------       ---            -------       ---
         TOTAL DOMESTIC SALES                          57,098        68             57,721        68
    INTERNATIONAL FOOTWEAR AND OTHER                   27,150        32             26,851        32
                                                      -------       ---            -------       ---
         TOTAL NET SALES                              $84,248       100%           $84,572       100%
                                                      =======       ===            =======       ===

  SIX MONTHS ENDED MAY 31,                                               NET SALES
  ------------------------                           -----------------------------------------------
                                                              1994                         1993
                                                     -------------------          ------------------
                                                                  (DOLLARS IN THOUSANDS)
    DOMESTIC FOOTWEAR
         WOMEN'S                                     $ 33,671        16%          $ 39,993        25%
         MEN'S                                         34,375        17             27,210        17
         CHILDREN'S                                    79,866        39             41,272        25
    OTHER                                                 973         1                987         1
                                                     --------       ---           --------       ---
         TOTAL DOMESTIC SALES                         148,885        73            109,462        68
    INTERNATIONAL FOOTWEAR AND OTHER                   55,799        27             51,437        32
                                                     --------       ---           --------       ---
         TOTAL NET SALES                             $204,684       100%          $160,899       100%
                                                     ========       ===           ========       ===

      The following tables set forth the percentage changes, by Women's, Men's and Children's categories, in the number of pairs sold during the 1994 period as compared to the same period of 1993:

  THREE MONTHS ENDED MAY 31,                                        VOLUME OF FOOTWEAR SOLD
  --------------------------                                        -----------------------
                                                           INCREASE/(DECREASE) BETWEEN 1994 AND 1993
                                                   ---------------------------------------------------------
                                                       DOMESTIC            INTERNATIONAL            TOTAL
                                                   ---------------       ----------------        -----------
    WOMEN'S                                           (24.9%)                 (16.1%)             (22.0%)
    MEN'S                                             (16.1%)                  (4.1%)             (10.9%)
    CHILDREN'S                                         45.9%                   89.8%               54.3%

         TOTAL VOLUME INCREASE                          7.4%                   13.1%                9.1%

  SIX MONTHS ENDED MAY 31,                                          VOLUME OF FOOTWEAR SOLD
  ------------------------                                          -----------------------
                                                           INCREASE/(DECREASE) BETWEEN 1994 AND 1993
                                                   ---------------------------------------------------------
                                                       DOMESTIC            INTERNATIONAL            TOTAL
                                                   ---------------       ----------------        -----------
    WOMEN'S                                           (12.7%)                 (21.6%)             (15.7%)
    MEN'S                                              39.7%                   (3.5%)              21.2%
    CHILDREN'S                                         79.1%                   55.7%               73.2%

         TOTAL VOLUME INCREASE                         34.6%                    5.4%               25.0%

      Sales of the Company's children's shoes increased during the three month and six month periods ended May 31, 1994 from the prior year comparable period primarily as a result of continuing customer demand for the Company's L.A. LIGHTS(TM) and Light GEAR(TM) for children. The Company sold 1.8 million and
3.7 million pairs of children's lighted shoes during the second quarter and first half of 1994, respectively, compared to 0.6 million and 1.3 million pairs for the comparable prior year periods. Sales of the expanded line of children's lighted shoes accounted for 60.7% of total children's net sales and 35.8% of total net sales for the first half of 1994. The number of pairs of men's shoes sold increased for the six months ended May 31, 1994 primarily due to sales of selected excess inventory.

GROSS MARGIN

      The gross margin for the second quarter of 1994 decreased slightly to 28.1% from 28.9% and for the first six months of 1994 improved to 28.6% from 27.9% during the comparable periods in 1993. The Company's gross profit margin on international sales increased to 28.3% from 26.0% for the second quarter and to 30.9% from 22.7% for the first half of 1994 compared to the prior year periods, primarily due to the inclusion of sales of the Company's foreign subsidiaries acquired or formed during the 1993 second and third quarters. By selling through these new subsidiaries, the Company realizes a wholesale margin on the sale to the retailer that is greater than that on the sales to independent distributors. The improvement in international margins was offset by sales of selected styles of excess inventory at less than full margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      During the second quarter of 1994, the Company incurred a one-time charge of $2.3 million for costs associated with the restructuring of the senior management of the Company. Exclusive of the restructuring charge, total selling, general and administrative expenses decreased 12.4% to $32.5 million in the second quarter of 1994 from $37.1 million for the second quarter of 1993 and decreased slightly to $68.5 million in the first half of 1994 compared to $69.1 million for the comparable prior year period. The decrease in the second quarter of 1994 is primarily the result of lower media and advertising
expenses, and other cost control and containment efforts.   Domestically, the
Company continued to pursue cost containment programs which helped lower selling, general and administrative expenses by $6.7 million in the first half of 1994, which excludes the $2.3 million restructuring charge. The savings in the second quarter of 1994 were partially offset by the expenses of the Company's foreign subsidiaries acquired or formed in the second and third quarters of 1993. Media and advertising expenses will increase during the 1994 Back-To-School ("BTS") season from the second quarter of 1994 for the multi-media launch of FLAK(TM), the Company's new high performance product line.

      Selling, general and administrative expenses (exclusive of the restructuring charge) as a percentage of net sales decreased to 38.6% in the second quarter of 1994 from 43.9% in the comparable 1993 period, and decreased to 33.5% for the first six months of 1994 from 42.9% in the comparable 1993 period. Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volumes as a substantial portion of such expenses are (i) fixed in nature, such as compensation and benefits for management and administrative personnel, rent, insurance, depreciation and other overhead charges or (ii) incurred to benefit future periods, such as media, trade show and advertising expenses.

INTEREST EXPENSE (INCOME), NET

      Interest expense of $1.1 million and $2.3 million for the three months and six months ended May 31, 1994, respectively, primarily related to (i) interest costs on the $50 million, 7-3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992 and (ii) short-term borrowings of the Company's wholly-owned foreign subsidiaries. During the quarter and six months ended May 31, 1993 the Company incurred interest expense of $1.1 million and $1.8 million, respectively, on the Debentures and short-term borrowings of a wholly-owned subsidiary.

      Interest income decreased to $0.2 million and $0.4 million during the three months and six months ended May 31, 1994, respectively, compared to $0.6 million and $1.3 million in the comparable year earlier periods as a result of decreased average daily cash balances.

LIQUIDITY AND CAPITAL RESOURCES

      The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                                         MAY 31,                    NOVEMBER 30,
                                                          1994                          1993
                                                    ----------------              ----------------
                                                                 (DOLLARS IN THOUSANDS)
CASH AND CASH EQUIVALENTS                               $ 48,361                      $ 27,790
WORKING CAPITAL                                          149,895                       161,948

OUTSTANDING LETTERS OF CREDIT                             49,016                        33,553
CONVERTIBLE SUBORDINATED DEBENTURES                       50,000                        50,000
MANDATORILY REDEEMABLE PREFERRED STOCK                   100,000                       100,000

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         MAY 31,                       MAY 31,
                                                  ---------------------         -------------------
                                                   1994           1993          1994           1993
                                                   ----           ----          ----           ----
AVERAGE DAILY SHORT-TERM BORROWINGS              $4,241           $2,730        $5,890        $1,365

WEIGHTED AVERAGE INTEREST RATES                    8.6%            11.6%          8.6%         11.6%

      Cash and cash equivalent balances increased by $20.6 million from November 30, 1993 to a balance of $48.4 million at May 31, 1994, primarily due to better inventory management. Through sales of selected excess inventory during the first half of 1994, the Company reduced inventory from $109.8 million (9.3 million pairs) at November 30, 1993 to $87.5 million (7.6 million pairs) at May 31, 1994. Net accounts receivable at May 31, 1994 decreased $14.2 million from November 30, 1993 primarily due to a 28.9% decrease in net sales in the last two months of the 1994 second quarter compared to the last two months of the 1993 fourth quarter.

      The Company's foreign subsidiaries have the following credit facilities, denominated in their respective local currencies and converted to U.S. dollars at the end-of-period exchange rates, which are secured by certain assets of the respective subsidiary and guaranteed by the Company:

                                        AMOUNT OF FACILITY
                          ---------------------------------------------                OUTSTANDING AT
(IN MILLIONS)                                        SUBLIMITS                          MAY 31, 1994
                                             --------------------------            -----------------------
                            TOTAL                              LETTERS                CASH        LETTERS
      COUNTRY             AVAILABLE          BORROWINGS       OF CREDIT            BORROWINGS    OF CREDIT
      -------             ---------          ----------       ---------            ----------    ---------
    GERMANY                   $7.6               $3.8           $3.8                  $1.1           $1.5
    NETHERLANDS               $4.3                 --             --                    --           $0.5

      The weighted average interest rate, as defined in the respective credit facility agreements and adjusted for current market conditions, for Germany were 8.8% and 8.9% for the quarter and six months ended May 31, 1994, respectively, and the Netherlands were 7.2% and 7.4% for the quarter and six months ended May 31, 1994, respectively. With respect to the Company's other foreign subsidiaries, the Company continues to explore the possibility of obtaining new secured revolving credit facilities for cash borrowings and letters of credit.

      On November 22, 1993, the Company obtained a three-year, $75.0 million revolving line of credit with BankAmerica Business Credit, Inc. for loans and letters of credit (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants including a requirement that the Company maintain as of the last day of any fiscal quarter Adjusted Tangible Net Worth (as defined in the Revolving Facility) of at least $175.0 million, which for this purpose excludes the Debentures from the Company's liabilities. On May 31, 1994, the Company entered into an amendment to the Revolving Facility to provide the Company with greater financial flexibility. Under the terms of the amendment, the Adjusted Tangible Net Worth requirement was reduced to $169.5 million from $175.0 million for the remainder of the Company's 1994 fiscal year and a quarterly minimum earnings requirement, commencing in the Company's 1994 third fiscal quarter, is applicable whenever the Adjusted Tangible Net Worth falls below $175.0 million at the end of the third and fourth quarter of fiscal 1994. This earnings requirement specifies that the Company's Adjusted Net Earnings from Operations (as defined in the amendment) must equal at least $5,047,000 in the third quarter of fiscal 1994 and $1,069,000 in the fourth quarter of fiscal 1994. At May 31, 1994 the Company's Adjusted Tangible Net Worth was $172.1 million. There were no cash borrowings under the Revolving Facility at May 31, 1994.

      The short-term and long-term liquidity of the Company principally is contingent on the Company's future operating results and certain other factors. The Company believes that its present funding sources are sufficient to sustain the Company's anticipated short-term and long-term liquidity needs. These needs are based on a number of factors including the size of the business and related working capital needs, the extent of the international subsidiaries' funding requirements and the level of domestic operating costs. In the event that the Company's future operating results fall below management's expectations, additional sources of working capital funding may be necessary and difficult to obtain.

FUTURE OUTLOOK

      In June 1994, the Company entered into a multi-year agreement to sell L.A. Gear(R) branded footwear products to Wal-Mart. Pursuant to the agreement, Wal-Mart will purchase a minimum of $80 million of L.A. Gear branded footwear in each of the next three fiscal years, subject to reduction in the second and third years if retail sales do not meet expected targets. Wal-Mart has also agreed to purchase a minimum of $20 million of footwear during the remainder of fiscal 1994, principally in the Company's fourth quarter. The agreement does not provide for the sale of L.A. Tech(R), Flak(TM), Gravity Gear(TM) or any L.A. Gear lighted footwear products to Wal-Mart. The Company also intends to make available to mass market retailers, through its licensees, new product lines of affordable apparel and accessories. The Company's efforts to expand the market for its value-priced products are designed to help generate significant sales volume without unduly affecting the Company's ability to develop a stronger presence in traditional athletic footwear distribution channels.

      Demand from retailers for the Company's 1994 BTS products, which will ship primarily in the third fiscal quarter, will have a significant impact on the Company's financial performance during the balance of the year. Based on historical shipping trends, the highest level of sales generally occurs in the third quarter of the Company's fiscal year. Entering the BTS season, the Company had a combined domestic and international order backlog of approximately $175.4 million at May 31, 1994, $125.4 million of which is primarily for new in-line products scheduled to ship during the June, July and August 1994 period. The May 31, 1994 backlog includes a minimum footwear purchase by Wal-Mart of $20 million during the remainder of fiscal 1994, principally in the Company's fourth quarter. Approximately 48 percent of the orders in the May 31, 1994 backlog are for children's shoes, approximately 85 percent of which are for shoes containing lighted technology. The combined domestic and international backlog at May 31, 1993 was $160.7 million, $128.6 million of which represented orders scheduled for shipment during the 1993 third fiscal quarter. Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments. A return to profitability in the second half of 1994 is largely dependent upon "at once" orders augmenting existing "futures" orders.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      -  Not applicable.

ITEM 2 - CHANGES IN SECURITIES

      -  Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      -  Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Shareholders of the Company was held on April 19, 1994.

      (b)        Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

      (c) (i)    PROPOSAL ONE:  Election of Directors:

                 (a) Election of seven Directors by the holders of issued and outstanding shares of Common Stock, voting as a separate class:


                                                               For                     Withheld
                                                          -------------             -------------
                          Walter C. Bladstrom              17,326,576                  504,089
                          Allan E. Dalshaug                17,340,746                  489,919
                          Willie D. Davis                  17,337,501                  493,164
                          *Mark R. Goldston                17,359,806                  470,859
                          Stephen A. Koffler               17,339,746                  490,919
                          Ann E. Meyers                    17,338,641                  492,024
                          Clifford A. Miller               17,342,796                  487,869

                          *Mr. Goldston resigned as a director of the Company effective June 14, 1994.

                 (b) Election of three Directors by the holders of issued and outstanding shares of Series A Cumulative Convertible Preferred Stock, voting as a separate class:


                                                               For                     Withheld
                                                         --------------             -------------
                          Stanley P. Gold                  10,000,000                    -0-
                          Robert G. Moskowitz              10,000,000                    -0-
                          Vappalak A. Ravindran            10,000,000                    -0-

      (c) (ii) PROPOSAL TWO: Ratification of the appointment of Price Waterhouse as the Company's independent accountants for the fiscal year ending November 30, 1994:

                          For:                             27,465,279
                          Against:                            239,877
                          Abstain:                            125,509

      (d)        - Not applicable.

ITEM 5 - OTHER INFORMATION

      -  Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  10.1  Letter Agreement dated June 8, 1994 by and between the Company and Wal-Mart Stores, Inc. Portions of this agreement have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

              10.2 Letter Agreement dated June 14, 1994 by and between Mark R. Goldston and the Company.

         (b)  Reports on Form 8-K:

              1) The Company filed a current report on Form 8-K on June 2, 1994, under Item 5. - Other Information, with respect to the First Amendment to Loan and Security Agreement entered into between the Company and BankAmerica Business Credit, Inc. which amends the existing revolving line of credit facility.

              2) The Company filed a current report on Form 8-K on June 17, 1994, under Item 5. - Other Information, with respect to the Company entering into a multi-year agreement to sell L.A. Gear branded footwear products to Wal-Mart Stores, Inc. The Company also announced that William L. Benford had been elected as President and Chief Operating Officer of the Company to succeed Mark R. Goldston, who resigned as a director and officer of the Company to pursue other business opportunities. Concurrently, other changes were made in the Company's senior management.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:         July 14, 1994                            L.A. GEAR, INC.



                                                 By:  /s/ W. Randall Boggan
                                                     -------------------------
                                                        W.  Randall Boggan
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.              Document                                                                 Page No.
- -----------              --------                                                                 --------
10.1                     Letter Agreement dated June 8, 1994 by and between
                         the Company and Wal-Mart Stores, Inc.  Portions of
                         this agreement have been omitted and filed separately
                         with the Commission pursuant to request for confidential
                         treatment.                                                                  19

10.2                     Letter Agreement dated June 14, 1994 by and between
                         Mark R. Goldston and the Company.                                           25