Form 10-Q
period 1994-08-31
LA GEAR INC
filed 1994-10-13
CIK 793937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1994

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ____________________ TO ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  /X/  No  / /

The number of shares outstanding of the registrant's Common Stock, no par value, at October 7, 1994 was 22,936,433 shares.

THIS FORM 10-Q CONTAINS 58 PAGES.

THE EXHIBIT INDEX APPEARS ON PAGE 17

                                L.A. GEAR, INC.
                               TABLE OF CONTENTS
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1994


PART I.       FINANCIAL INFORMATION                                                                     Page
- - ------        ---------------------                                                                     ----
Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheets at
                    August 31, 1994 and November 30, 1993                                                 3

                  Consolidated Condensed Statements of Operations and Accumulated Deficit
                    for the three months ended August 31, 1994 and August 31, 1993                        4

                  Consolidated Condensed Statements of Operations and Accumulated Deficit
                    for the nine months ended August 31, 1994 and August 31, 1993                         5

                  Consolidated Condensed Statements of Cash Flows for the
                    nine months ended August 31, 1994 and August 31, 1993                                 6

                  Notes to Consolidated Condensed Financial Statements                                    7


Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              11



PART II.      OTHER INFORMATION
- - -------       -----------------

Item 1.       Legal Proceedings                                                                          15

Item 2.       Changes in Securities                                                                      15

Item 3.       Defaults Upon Senior Securities                                                            15

Item 4.       Submission of Matters to a Vote of Security Holders                                        15

Item 5.       Other Information                                                                          15

Item 6.       Exhibits and Reports on Form 8-K                                                           15

Signature                                                                                                16

Exhibit Index                                                                                            17

                        L.A. GEAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       August 31,                November 30,
                                                                          1994                       1993
                                                                     --------------             --------------
                                                                      (unaudited)
     ASSETS

Current assets:
  Cash and cash equivalents                                             $ 42,770                   $ 27,790
  Accounts receivable, net                                                92,250                     73,217
  Inventories                                                             69,453                    109,797
  Prepaid expenses and other current assets                               10,196                      8,960
                                                                        --------                   --------

          Total current assets                                           214,669                    219,764

Property and equipment and other assets, net                              20,171                     23,848
Goodwill, net                                                             12,489                     11,001
                                                                        --------                   --------

                                                                        $247,329                   $254,613
                                                                        ========                   ========

     LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
            STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                              $ 55,756                   $ 54,079
  Borrowings under international credit facilities                         3,016                      3,737
                                                                        --------                   --------

          Total current liabilities                                       58,772                     57,816

7 3/4% convertible subordinated debentures due 2002                       50,000                     50,000

Minority interest                                                          2,523                         --

Mandatorily redeemable preferred stock:
  7.5% Series A cumulative convertible preferred stock,
     $100 stated value; 1,000,000 shares authorized, issued
     and outstanding; redemption value of $100 per share                 100,000                    100,000

Shareholders' equity:
  Common stock, no par value; 80,000,000 shares authorized;
     22,936,433 shares issued and outstanding at August 31,
     1994 (22,934,623 shares issued and outstanding at
     November 30, 1993)                                                  128,093                    128,076
  Preferred stock, no stated value; 9,000,000 shares
      authorized; no shares issued                                            --                         --
  Cumulative currency translation adjustment                               1,275                       (836)
  Accumulated deficit                                                    (93,334)                   (80,443)
                                                                        --------                   --------

          Total shareholders' equity                                      36,034                     46,797
                                                                        --------                   --------

                                                                        $247,329                   $254,613
                                                                        ========                   ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                      Three months ended August 31, 1994
                                                                      ----------------------------------
                                                                        1994                      1993
                                                                      --------                  --------
Net sales                                                             $126,550                  $142,967
Cost of sales                                                           84,370                    95,763
                                                                      --------                  --------

     Gross profit                                                       42,180                    47,204

Selling, general and administrative expenses                            37,909                    41,959
Litigation settlement income, net                                       (2,900)                   (2,700)
Interest expense, net                                                      516                       723
                                                                      --------                  --------

     Income before income taxes and minority interest                    6,655                     7,222

Income taxes                                                                --                        --
Minority interest                                                         (129)                       --
                                                                      --------                  --------

     Net income                                                          6,526                     7,222

Dividends on mandatorily
  redeemable preferred stock                                            (1,875)                   (1,875)
                                                                      --------                  --------

     Income applicable to common stock                                   4,651                     5,347

Accumulated deficit, beginning of period                               (97,985)                  (68,901)
                                                                      --------                  --------

Accumulated deficit, end of period                                    $(93,334)                 $(63,554)
                                                                      ========                  ========

Income per common share:
    Primary                                                           $   0.20                  $   0.23
                                                                      ========                  ========
    Fully Diluted                                                     $   0.20                  $   0.22
                                                                      ========                  ========

Weighted average common shares outstanding:
    Primary                                                             22,936                    22,925
                                                                      ========                  ========
    Fully Diluted                                                       32,936                    32,925
                                                                      ========                  ========



See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          Nine months ended August 31,
                                                                      ------------------------------------
                                                                        1994                        1993
                                                                      --------                    --------
Net sales                                                             $331,234                    $303,866
Cost of sales                                                          230,488                     211,828
                                                                      --------                    --------

     Gross profit                                                      100,746                      92,038

Selling, general and administrative expenses                           109,050                     111,062
Litigation settlement income, net                                       (3,200)                     (2,700)
Interest expense, net                                                    2,489                       1,175
                                                                      --------                    --------

     Loss before income taxes and minority interest                     (7,593)                    (17,499)

Income taxes                                                                --                          --
Minority interest                                                          327                          --
                                                                      --------                    --------

     Net loss                                                           (7,266)                    (17,499)

Dividends on mandatorily
  redeemable preferred stock                                            (5,625)                     (5,792)
                                                                      --------                    --------

     Loss applicable to common stock                                   (12,891)                    (23,291)

Accumulated deficit, beginning of period                               (80,443)                    (40,263)
                                                                      --------                    --------

Accumulated deficit, end of period                                    $(93,334)                   $(63,554)
                                                                      ========                    ========

Loss per common share                                                 $  (0.56)                   $  (1.02)
                                                                      ========                    ========

Weighted average common shares outstanding                              22,936                      22,916
                                                                      ========                    ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         Nine months ended August 31,
                                                                     ------------------------------------
                                                                      1994                         1993
                                                                     ------                      --------
Net cash provided by (used in) operating activities                  $19,358                     $(68,166)
                                                                     -------                     --------

Investing activities:
  Capital expenditures                                                (2,839)                      (3,352)
  Cash paid for acquisition of subsidiaries
   net of cash acquired                                                   --                      (15,919)
                                                                     -------                     --------

   Net cash used in investing activities                              (2,839)                     (19,271)
                                                                     -------                     --------

Financing activities:
  Payment of dividends on mandatorily redeemable
   preferred stock                                                    (5,625)                     (13,538)
  Proceeds from minority's investment in joint venture                 4,850                           --
  Net repayments under international credit facilities                  (913)                          --
  Proceeds from the exercise of stock options                             17                           43
  Net proceeds from issuance of convertible
   subordinated debentures                                                                         47,748
  Net repayments under credit facilities                                  --                          (77)
                                                                     -------                     --------

   Net cash provided by (used in) financing activities                (1,671)                      34,176
                                                                     -------                     --------

Effect of exchange rate changes on cash and
 cash equivalents                                                        132                           31
                                                                     -------                     --------

   Net increase (decrease) in cash and cash
    equivalents, including collateralized cash                        14,980                      (53,230)

Cash and cash equivalents at beginning of the period,
 including collateralized cash                                        27,790                        83,982
                                                                     -------                      --------

Cash and cash equivalents at end of period,
 including collateralized cash                                       $42,770                      $ 30,752
                                                                     =======                      ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at August 31, 1994, the results of operations for the three months and nine months ended August 31, 1994 and 1993, and the cash flows for the nine months ended August 31, 1994 and 1993. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

Minority Interest
      In December 1993, a joint venture was formed with Inchcape Pacific Limited, a wholly owned subsidiary of Inchcape plc ("Inchcape") to engage in marketing, distribution and sales of L.A. Gear(R) branded footwear, apparel and accessories in selected Far Eastern markets. The Company contributed the rights to distribute L.A. Gear branded products for a 50% share in the joint venture. Profits and losses are allocated based on specific terms of the joint venture agreement. The Company has a unilateral purchase option to acquire a majority interest in the joint venture and, accordingly, the Company has consolidated the accounts of the joint venture. Minority interest represents Inchcape's interest in the equity of the joint venture.

Earnings (Loss) Per Common Share
      Primary income (loss) per share has been computed based on income (loss) applicable to common stock divided by the weighted average common shares outstanding. When applicable, fully diluted income per common share has been computed based on net income divided by the weighted average common shares outstanding that would have been outstanding had the mandatorily redeemable preferred stock been converted into 10 million common shares as of the beginning of the applicable period. The 7- 3/4% Convertible Subordinated Debentures Due 2002 have not been considered in the computation of the fully diluted income per common share as the conversion of such Debentures would be anti-dilutive.


NOTE 2.  BUSINESS ACQUISITION

      Effective May 20, 1994, the Company acquired for $2.0 million certain assets of the Company's exclusive distributor (and one of its affiliates) in Mexico. The excess of the purchase price over the estimated fair value of net assets acquired in such transaction, amounting to $1.0 million, has been recorded as goodwill. The purchase price for the acquisition was settled by reducing the balance on outstanding amounts owed by the distributor to the Company. The acquisition was accounted for under the purchase method and, accordingly, the acquired assets have been recorded on a preliminary basis at their estimated fair value at the effective date of the acquisition. The preliminary allocation of the estimated fair value of such assets acquired is subject to change based upon final determination of such fair value. If the acquisition had taken place at December 1, 1993, the pro forma results of operations for the nine months ended August 31, 1994 would not be materially different than the Company's historical amounts reported.


NOTE 3.  LITIGATION SETTLEMENTS

      In the second and third quarters of 1994, the Company entered into various settlement agreements primarily in connection with trademark and patent infringement actions pursuant to which it recorded during the nine months ended August 31, 1994 net litigation settlement income of $3.2 million (including $2.9 million recorded in the third quarter of 1994). In the third quarter of 1993, the Company received $2.7 million as a recovery of part of the cost of the settlement by the Company of three separate shareholder class action lawsuits and the related derivative suits.

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 4.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                     NINE MONTHS ENDED AUGUST 31,
                                                                  ----------------------------------
                                                                       1994                1993
                                                                  --------------      --------------
                                                                            (IN THOUSANDS)
    CASH PAID (RECEIVED) DURING THE PERIOD FOR:
      INTEREST, NET                                                   $3,205             $    101
                                                                      ======             ========
      INCOME TAXES, NET                                               $1,244             $(23,969)
                                                                      ======             ========

    NONCASH INVESTING ACTIVITY:
      ACQUISITION OF MEXICAN DISTRIBUTOR'S ASSETS                     $1,953             $     --
                                                                      ======             ========

NOTE 5.   ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                                    AUGUST 31,         NOVEMBER 30,
                                                                       1994                1993
                                                                  --------------     ---------------
                                                                            (IN THOUSANDS)
    TRADE RECEIVABLES
         DOMESTIC                                                    $71,362               $54,434
         INTERNATIONAL                                                23,747                16,854
                                                                     -------               -------
            TOTAL TRADE RECEIVABLES                                   95,109                71,288

    OTHER RECEIVABLES                                                  4,467                 7,846
                                                                     -------               -------
                                                                      99,576                79,134
    LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
       AND MERCHANDISE RETURNS                                        (7,326)               (5,917)
                                                                     -------               -------

                                                                     $92,250               $73,217
                                                                     =======               =======


NOTE 6.  INCOME TAXES

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


NOTE 6.  INCOME TAXES  (CONTINUED)

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
                                                                  ========

     At August 31, 1994 deferred tax assets totaled approximately $41.2 million. A valuation allowance has been established against the entire deferred tax asset balance.

     For the period ended August 31, 1994, the difference between the tax benefit computed based on applying the U.S. statutory income tax rate to the loss from continuing operations before income taxes and the recorded benefit was primarily due to the nonrecognition of tax benefits for operating losses as evaluated under the provisions of SFAS No. 109.


NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                              AUGUST 31, 1994         NOVEMBER 30, 1993
                                                              ---------------         -----------------
                                                                           (IN THOUSANDS)
    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES               $36,543                     $34,179
    ACCRUED INVENTORY PURCHASES                                   16,650                      16,900
    ACCRUED UNUSUAL CHARGES                                        2,563                       3,000
                                                                 -------                     -------

                                                                 $55,756                     $54,079
                                                                 =======                     =======

    Accounts payable include issued but uncleared checks of $0.7 million and $2.5 million at August 31, 1994 and November 30, 1993, respectively.

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 8.  BANK BORROWINGS

     The Company has a three-year, $75.0 million revolving line of credit with BankAmerica Business Credit, Inc. for loans and letters of credit which is scheduled to expire in November 1996 (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. Under the terms of the Revolving Facility (as amended to date), the Company is required to maintain, as of the last day of any fiscal quarter, Adjusted Tangible Net Worth (as defined in the Revolving Facility) of at least $165.0 million, which for this purpose excludes the Debentures from the Company's liabilities.

     At August 31, 1994 the Company's Adjusted Tangible Net Worth was $173.9 million. There were no cash borrowings under the Revolving Facility at August 31, 1994. During the quarter ended August 31, 1994, the Company had no borrowings under the Revolving Facility and for the nine months ended August 31, 1994, the Company had average borrowings of $0.3 million under the Revolving Facility. At August 31, 1994, approximately $32.5 million of letters of credit were outstanding under this facility.

     The Company's foreign subsidiaries have the following credit facilities, denominated in their respective local currency and converted to U.S. dollars at the end-of-period exchange rates, which are secured by certain assets of the respective subsidiary and guaranteed by the Company:

                                        AMOUNT OF FACILITY
                          ---------------------------------------------                OUTSTANDING AT
(IN MILLIONS)                                        SUBLIMITS                         AUGUST 31, 1994
                                             --------------------------            -----------------------
                            TOTAL                              LETTERS                            LETTERS
      COUNTRY             AVAILABLE          BORROWINGS       OF CREDIT            BORROWINGS    OF CREDIT
      -------             ---------          ----------       ---------            ----------    ---------
    GERMANY                 $8.0                $4.0             $4.0                 $1.7          $1.3
    NETHERLANDS             $4.5                  --               --                 $1.3          $0.7


      The weighted average interest rates, as defined in the respective credit facility agreements and adjusted for current market conditions for Germany were 8.5% and 8.8% for the quarter and nine months ended August 31, 1994, respectively, and for the Netherlands were 6.8% for both the quarter and nine months ended August 31, 1994.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

      Upon expiration of a three year management agreement with Shamrock Capital Advisors, Inc. ("SCA") in September 1994, the Company entered into a new one year management agreement with SCA pursuant to which SCA agreed to provide certain management and consulting services to the Company for a fee of $0.5 million. This agreement shall be automatically renewed for an additional one year period if not terminated by either party prior to July 14, 1995. SCA is an affiliate of Trefoil Capital Investors, L.P., which beneficially owns approximately 33% of the Company's Common Stock and all of its Series A cumulative convertible preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         All references to years are to fiscal years ending November 30, 1994 and 1993, as applicable.

NET SALES

      In the third quarter of 1994, the Company's net sales decreased 11.5% to $126.6 million as compared to $143.0 million in the third quarter of 1993. For the nine months ended August 31, 1994, the Company's net sales increased 9.0% to $331.2 million as compared to $303.9 million in the year earlier period.
The decline in net sales for the 1994 third quarter from the comparable prior year period was principally due to lower average selling prices attributable to a greater percentage of net sales comprised of children's product (which experienced a 25.7% increase in the number of pairs sold worldwide) and sales of selected styles of excess inventory. The average selling price per pair decreased $2.32 to $18.98 for the third quarter of 1994 compared to the prior year period.

      The nine month increase in net sales was primarily attributable to the continued strong sales of the children's product line (which experienced a 51.6% increase in the number of pairs sold worldwide) and sales of $18.7 million (1.2 million pairs) of selected excess inventory to Wal-Mart Stores, Inc. ("Wal-Mart") during the first quarter of 1994, offset by a decline in average selling prices. For the nine months ended August 31, 1994, the average selling price per pair decreased $0.81 to $17.94 from the comparable prior year period.

      Net international sales, which accounted for approximately 27.0% of the Company's total net sales for the quarter and nine months ended August 31, 1994, decreased 5.5% and increased 2.7% from the comparable 1993 periods, respectively. The decrease for the third quarter was the result of a $2.20 decline in the average selling price per pair. The nine month increase in international net sales was primarily attributable to a 5% increase in the number of pairs sold partially offset by a decline in the average selling price.

      The following tables set forth certain information regarding the Company's net sales:

  THREE MONTHS ENDED AUGUST 31,                                          NET SALES
                                                     -----------------------------------------------
                                                            1994                          1993
                                                     ------------------           ------------------
                                                                  (DOLLARS IN THOUSANDS)
    DOMESTIC FOOTWEAR
         WOMEN'S                                     $ 15,649        12%          $ 26,689        18%
         MEN'S                                         17,927        14             28,646        20
         CHILDREN'S                                    58,286        46             50,758        35
    OTHER                                                 304         1                470         1
                                                     --------       ---           --------       ---
         TOTAL DOMESTIC SALES                          92,166        73            106,563        74
    INTERNATIONAL FOOTWEAR AND OTHER                   34,384        27             36,404        26
                                                     --------       ---           --------       ---
         TOTAL NET SALES                             $126,550       100%          $142,967       100%
                                                     ========       ===           ========       ===

  NINE MONTHS ENDED AUGUST 31,
  ----------------------------
                                                                         NET SALES
                                                     -----------------------------------------------
                                                            1994                         1993
                                                     ------------------           ------------------
                                                                  (DOLLARS IN THOUSANDS)
    DOMESTIC FOOTWEAR
         WOMEN'S                                     $ 49,358        15%          $ 66,755        22%
         MEN'S                                         52,327        15             55,844        18
         CHILDREN'S                                   138,089        42             91,969        30
    OTHER                                               1,277         1              1,458         1
                                                     --------       ---           --------       ---
         TOTAL DOMESTIC SALES                         241,051        73            216,026        71
    INTERNATIONAL FOOTWEAR AND OTHER                   90,183        27             87,840        29
                                                     --------       ---           --------       ---
         TOTAL NET SALES                             $331,234       100%          $303,866       100%
                                                     ========       ===           ========       ===

      The following tables set forth the percentage changes, by Women's, Men's and Children's categories, in the number of pairs sold during the 1994 period as compared to the same period of 1993:

  THREE MONTHS ENDED AUGUST 31,                                    VOLUME OF FOOTWEAR SOLD
  -----------------------------                                    -----------------------
                                                                INCREASE/(DECREASE) BETWEEN 1994 AND 1993
                                                       --------------------------------------------------
                                                       DOMESTIC            INTERNATIONAL            TOTAL
                                                       --------            -------------            -----
    WOMEN'S                                            (35.1%)                (24.6%)               (31.9%)
    MEN'S                                              (23.6%)                 13.2%                 (9.5%)
    CHILDREN'S                                          23.9%                  35.9%                 25.7%

         TOTAL VOLUME INCREASE/(DECREASE)               (2.7%)                  5.0%                 (0.8%)

  NINE MONTHS ENDED AUGUST 31,                                     VOLUME OF FOOTWEAR SOLD
  ----------------------------                                     -----------------------
                                                                INCREASE/(DECREASE) BETWEEN 1994 AND 1993
                                                       --------------------------------------------------
                                                       DOMESTIC            INTERNATIONAL            TOTAL
                                                       --------            -------------            -----
    WOMEN'S                                             (20.7%)               (24.9%)               (22.1%)
    MEN'S                                                10.9%                  5.1%                  8.5%
    CHILDREN'S                                           51.4%                 52.2%                 51.6%

         TOTAL VOLUME INCREASE                           18.1%                  5.0%                 14.2%

      Although total pairage declined for the third quarter comparative periods as opposed to an increase for the nine month comparative periods, sales of the Company's children's shoes remained strong primarily as a result of continuing customer demand for the Company's L.A. LIGHTS(TM) and Light GEAR(TM) for children. The Company sold 2.8 million and 6.5 million pairs of children's lighted shoes during the third quarter and first nine months of 1994, respectively, compared to 2.5 million and 3.8 million pairs for the comparable prior year periods. Sales of the expanded line of children's lighted shoes accounted for 75.7% of total children's net sales and 39.9% of total net sales for the first nine months of 1994.

      The overall decline in sales of the women's product line was principally due to a drop in the number of pairs sold worldwide resulting from sluggish customer demand, and, to a lesser extent, to a decrease in the average selling price per pair. For the nine months ended August 31, 1994, the number of pairs of men's shoes sold increased 8.5% primarily due to sales of selected excess inventory.

GROSS MARGIN

      The gross margin increased to 33.3% for the third quarter of 1994 from 33.0% in the 1993 third quarter and to 30.4% for the nine months ended August 31, 1994 from 30.3% in the comparable prior year period. Improved margins from the prior year resulted from the combination of (i) a lower average cost per pair of footwear sold primarily attributable to a greater percentage of net sales comprised of children's product, (ii) increased refunds of import duties paid on products ultimately sold internationally primarily due to improved filing procedures with U.S. Customs, and (iii) lower air freight charges due to more efficient production scheduling.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Total selling, general and administrative expenses decreased 9.7% to $37.9 million in the third quarter of 1994 from $42.0 million for the third quarter of 1993, primarily as a result of lower bad debt expense, media and advertising expenses, and other worldwide cost control and containment efforts. Exclusive of a one-time charge of $2.3 million incurred in May 1994 for costs associated with the restructuring of the Company's senior management, total selling, general and administrative expenses decreased 3.9% to $106.7 million for the nine months ended August 31, 1994 compared to $111.1 million for the year earlier period. Domestically, the Company continued to pursue cost containment programs which helped lower selling, general and administrative expenses by $10.6 million in the first nine months of 1994 (excluding the $2.3 million restructuring charge). These savings were partially offset by the increased operating expenses associated with the Company's expansion of foreign operations. The Company formed or acquired four European subsidiaries in the second and third quarters of 1993 and formed a Far East joint venture and Mexican subsidiary in the first half of 1994.

      As a percentage of net sales, selling, general and administrative expenses increased to 30.0% in the third quarter of 1994 from 29.3% in the comparable 1993 period primarily due to the lower sales base. Exclusive of the restructuring charge, selling, general and administrative expenses as a percentage of net sales decreased to 32.2% for the nine months ended August 31, 1994 compared to 36.5% in 1993. Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volumes as a substantial portion of such expenses are (i) fixed in nature, such as compensation and benefits for management and administrative personnel, rent, insurance, depreciation and other overhead charges or (ii) incurred to benefit future periods, such as media, trade show and advertising expenses.

INTEREST EXPENSE (INCOME), NET

      Interest expense of $1.0 million and $3.4 million for the three months and nine months ended August 31, 1994, respectively, primarily related to (i) interest costs on the $50 million, 7- 3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992 and (ii) short-term borrowings of the Company's wholly-owned foreign subsidiaries. During the quarter and nine months ended August 31, 1993, the Company incurred interest expense of $1.0 million and $2.9 million, respectively, on the Debentures and short-term borrowings of a wholly-owned subsidiary.

      Interest income increased to $0.5 million and decreased to $0.9 million during the three months and nine months ended August 31, 1994, respectively, compared to $0.3 million and $1.7 million in the comparable year earlier periods primarily as a result of changes in the average daily cash balances.

LIQUIDITY AND CAPITAL RESOURCES

      The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                                       AUGUST 31,                   NOVEMBER 30,
                                                          1994                          1993
                                                       ----------                   ------------
                                                                 (DOLLARS IN THOUSANDS)
CASH AND CASH EQUIVALENTS                               $ 42,770                      $ 27,790
WORKING CAPITAL                                          155,897                       161,948

OUTSTANDING LETTERS OF CREDIT                             36,299                        33,553
CONVERTIBLE SUBORDINATED DEBENTURES                       50,000                        50,000
MANDATORILY REDEEMABLE PREFERRED STOCK                   100,000                       100,000

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        AUGUST 31,                   AUGUST 31,
                                                   -------------------          -------------------
                                                   1994           1993          1994           1993
                                                   ----           ----          ----           ----
AVERAGE DAILY SHORT-TERM BORROWINGS              $2,278           $1,643        $4,756        $1,458
WEIGHTED AVERAGE INTEREST RATES                     7.9%             9.1%          8.4%         10.0%

      Cash and cash equivalent balances increased by approximately $15.0 million from November 30, 1993 to a balance of $42.8 million at August 31, 1994, primarily due to better inventory management and net litigation settlement income. Through sales of selected excess inventory during the first nine months of 1994, the Company reduced inventory from $109.8 million (9.3 million pairs) at November 30, 1993 to $69.5 million (5.9 million pairs) at August 31, 1994. Net accounts receivable at August 31, 1994 increased $19.0 million from November 30, 1993 primarily due to a 27.8% increase in net sales in the last two months of the 1994 third quarter compared to the last two months of the 1993 fourth quarter.

      The Company has a three-year, $75.0 million revolving line of credit with BankAmerica Business Credit, Inc. for loans and letters of credit which is scheduled to expire in November 1996 (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. Under the terms of the Revolving Facility (as amended to date), the Company is required to maintain, as of the last day of any fiscal quarter, Adjusted Tangible Net Worth (as defined in the Revolving Facility) of at least $165.0 million, which for this purpose excludes the Debentures from the Company's liabilities. At August 31, 1994 the Company's Adjusted Tangible Net Worth was $173.9 million. There were no borrowings under the Revolving Facility at August 31, 1994.

      The Company's foreign subsidiaries have the following credit facilities, denominated in their respective local currencies and converted to U.S. dollars at the end-of-period exchange rates, which are secured by certain assets of the respective subsidiary and guaranteed by the Company:

                                          AMOUNT OF FACILITY                           OUTSTANDING AT
                          ---------------------------------------------                AUGUST 31, 1994
(IN MILLIONS)                                        SUBLIMITS                     -----------------------
                                             --------------------------
                            TOTAL                              LETTERS               CASH        LETTERS
      COUNTRY             AVAILABLE          BORROWINGS       OF CREDIT            BORROWINGS    OF CREDIT
      -------             ---------          ----------       ---------            ----------    ---------
    GERMANY                   $8.0               $4.0           $4.0                  $1.7           $1.3
    NETHERLANDS               $4.5                 --             --                  $1.3           $0.7


      The weighted average interest rate, as defined in the respective credit facility agreements and adjusted for current market conditions for Germany were 8.5% and 8.8% for the quarter and nine months ended August 31, 1994, respectively, and for the Netherlands were 6.8% for both the quarter and nine months ended August 31, 1994, respectively.

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

FUTURE OUTLOOK


      Entering the Holiday 1994 and Spring 1995 seasons, the Company had a combined domestic and international order backlog of $105.9 million at August 31, 1994, approximately $77.1 million of which is scheduled to ship during the September through November 1994 period. In addition, as part of the previously announced multi-year agreement, Wal-Mart will purchase a minimum of $80.0 million of footwear in fiscal 1995. The agreement does not provide for the sale of L.A. Tech(R), FLAK(TM), or any L.A. Gear lighted footwear products to
Wal-Mart.   The Company also intends to make available to mass market
retailers, through its licensees, new product lines of affordable apparel and accessories. The Company's efforts to expand the market for its value-priced products are designed to help generate significant sales volume without unduly affecting the Company's ability to develop a stronger presence in traditional athletic footwear distribution channels.

      Approximately 59% of the order backlog at August 31, 1994 is for children's shoes, approximately 64% of which is for shoes containing lighted
technology.   The combined domestic and international backlog at August 31,
1993 was $108.1 million, $78.5 million of which was scheduled to ship during the 1993 fourth quarter. Shipments and sales for future periods depend on, among other things, the combination of "future" and "at once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments. As part of the Company's strategy to strengthen its adult market share, the Company plans to refocus and expand its women's product line in fiscal 1995. The Company will support this expansion, along with the introduction of new children's lighted product and updates of the FLAK(TM) product line, through extensive promotional campaigns, including national television, print, radio and outdoor advertising.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       - In May 1994, the Company entered into a settlement agreement pursuant to which all claims against the Company in two separate, but related, previously reported actions, entitled Russell R. Fesmire, et al. (abbreviated) v. L.A. Gear, Inc.,et.al., United States District Court, Central District of California, Case No. 9375890JSL and Larry Pat Dunn, et.al. (abbreviated) v. L.A. Gear, Inc. et.al., United States District Court, Central District of California, Case No. 937358JSL, were dismissed. All terms of the settlement agreement are confidential. The settlement did not have a material impact on the Company's financial condition or results of operations.



ITEM 2 - CHANGES IN SECURITIES

       -  Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       -  Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       -  Not applicable.

ITEM 5 - OTHER INFORMATION

       -  Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:
            10.1 Management Services Letter Agreement, dated September 12,
                 1994, by and between the Company and Shamrock Capital Advisors, Inc.

            10.2 Employment Agreement, dated as of August 1, 1994, by and between Tracey C. Doi and the  Company.

            10.3 Employment Agreement, dated as of August 1, 1994, by and between Victor J. Trippetti, Jr. and  the Company.

            10.4 Employment Agreement, dated as of August 1, 1994, by and between Christopher M. Walsh and  the Company.

            27.1 Financial Data Schedule.

      (b) Reports on Form 8-K:
               The Company filed a current report on Form 8-K on September 2, 1994, under Item 5. - Other Events, with respect to the Second Amendment to Loan and Security Agreement entered into between the Company and BankAmerica Business Credit, Inc. which amends the terms of the existing revolving line of credit facility.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:         October 13, 1994            L.A. GEAR, INC.



                                           By:  /s/ W. Randall Boggan
                                                --------------------------
                                                W. Randall Boggan
                                                Chief Financial Officer

                                               EXHIBIT INDEX


Exhibit No.              Document                                                                 Page No.
- - -----------              --------                                                                 --------
10.1                     Management Services Letter Agreement dated September                       19
                         12, 1994, by and between the Company and Shamrock Capital
                         Advisors, Inc.

10.2                     Employment Agreement, dated as of August 1, 1994, by and
                         between Tracey C. Doi and the Company.                                     26

10.3                     Employment Agreement, dated as of August 1, 1994, by and
                         between Victor J. Trippetti, Jr. and the Company.                          36

10.4                     Employment Agreement dated August 1, 1994, by and between
                         Christopher M. Walsh and the Company.                                      47

27.1                     Financial Data Schedule.                                                   58