Form 10-K
period 1994-11-30
LA GEAR INC
filed 1995-02-28
CIK 793937

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 28, 1995

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1994
                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-10157

                                L.A. GEAR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                                      95-3375118
(STATE OR OTHER JURISDICTION OF INCORPORATION OR     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                  ORGANIZATION)
    2850 OCEAN PARK BOULEVARD, SANTA MONICA,                         90405
                    CALIFORNIA
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       Registrant's telephone number, including area code: (310) 452-4327

          Securities registered pursuant to Section 12(b) of the Act:

         Common Stock, No Par Value         The New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

              7 3/4% Convertible Subordinated Debentures due 2002

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                               YES X NO
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

     AS OF FEBRUARY 21, 1995, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $95,388,926 BASED UPON THE CLOSING SALES PRICE OF THE COMMON STOCK ON THAT DATE.

     NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF FEBRUARY 21, 1995: 22,936,433.

     DOCUMENTS INCORPORATED BY REFERENCE: (A) ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED NOVEMBER 30, 1994, INCORPORATED PARTIALLY IN PART II HEREOF, AND
(B) PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF SHAREHOLDERS, INCORPORATED PARTIALLY IN PART III HEREOF.

                            ------------------------

THIS REPORT INCLUDES A TOTAL OF 22 PAGES

THE EXHIBIT INDEX APPEARS ON PAGE 16

===============================================================================

                                L.A. GEAR, INC.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1994

                                                                                           PAGE
                                                                                           ----
PART I
- ------
  Item 1.     Business.................................................................      1
  Item 2.     Properties...............................................................      9
  Item 3.     Legal Proceedings........................................................      9
  Item 4.     Submission of Matters to a Vote of Security Holders......................     10

PART II
- -------
  Item 5.     Market for the Registrant's Common Stock and Related Stockholder
              Matters..................................................................      *
  Item 6.     Selected Financial Data..................................................      *
  Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................      *
  Item 8.     Financial Statements and Supplementary Data..............................      *
  Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.....................................................     11

PART III
- --------
  Item 10.    Directors and Executive Officers of the Registrant.......................     **
  Item 11.    Executive Compensation...................................................     **
  Item 12.    Security Ownership of Certain Beneficial Owners and Management...........     **
  Item 13.    Certain Relationships and Related Transactions...........................     **

PART IV
- -------
  Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K...........     13

Signatures.............................................................................     22

- ---------------
 * Incorporated by reference to L.A. Gear's 1994 Annual Report to Shareholders.

** Incorporated by reference to L.A. Gear's Proxy Statement for the 1995 Annual
   Meeting of Shareholders.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
- -----------------
GENERAL
- -------

     L.A. Gear, Inc. (L.A. Gear, Inc. and its subsidiaries are collectively referred to herein as "L.A. Gear" or the "Company") is a California corporation which was organized on February 7, 1979. The Company is a holding company that, through its principal subsidiary, L.A. Gear California, Inc., designs, develops and markets a broad range of quality athletic and lifestyle footwear for adults and children.

     According to a report published in Sporting Goods Intelligence on December 9, 1994, Nike and Reebok collectively had over 50% of the United States branded athletic footwear market in 1994, with the Company ranking fourth with approximately a 5% domestic market share. While certain products compete directly with Nike and Reebok, the Company seeks to differentiate itself by offering fun, innovative, high-quality, fashionable footwear at affordable prices.

     During the past three years, the Company's ongoing restructuring program has centered on establishing a solid financial and operational foundation through disciplined expense management, improved quality and procurement and focused inventory planning. Improvements in these areas continued during fiscal 1994 as (i) domestic operating expenses (exclusive of non-recurring charges and credits) decreased by $11.1 million (9.3%) compared to 1993 and (ii) inventories were reduced by approximately 3.9 million pairs ($52.2 million), or 41.9%, to approximately 5.4 million pairs ($57.6 million) at November 30, 1994 from approximately 9.3 million pairs ($109.8 million) at November 30, 1993.

     In June 1994, senior management was realigned as the Company's Board of Directors elected William L. Benford as President and Chief Operating Officer and Robert H. Landes as Executive Vice President -- Sales and Marketing. Under the leadership of this new senior management team, the Company is redirecting its sales and marketing efforts for fiscal 1995 (i) to return to the Company's footwear heritage as a women's brand, (ii) to capitalize on the strength of the Company's children's business, and (iii) to re-energize the L.A. Gear brand through increased visibility.

     In June 1994, the Company expanded its distribution in the mass market by entering into a multi-year agreement to sell at least $240 million (subject to certain adjustments) of L.A. Gear branded products to Wal-Mart over the Company's 1995, 1996 and 1997 fiscal years. The Company's relationship with Wal-Mart is designed to help generate sales velocity without unduly affecting the Company's efforts to develop a stronger presence in its traditional footwear distribution channels.

     The Company believes that the footwear industry is beginning a consolidation phase. Accordingly, in 1995 the Company will seek to implement an "L.A. Brands" strategy aimed at recognizing and capitalizing on opportunities to expand its product lines and distribution channels through the acquisition of other footwear brands and the licensing of key trade names. In January 1995 the Company announced an agreement to acquire Ryka Inc. ("Ryka"), the first step in the implementation of the "L.A. Brands" strategy. Ryka is a publicly held, Massachusetts-based company which designs, develops and markets high-performance athletic footwear specifically for women. The acquisition is subject to the fulfillment of certain conditions (including approval by Ryka's shareholders) and is scheduled to be completed in the summer of 1995.

PRODUCTS
- --------

     In fiscal 1994, the Company's products were organized into three separate lines: Athletic, Lifestyle and Children's. The Athletic category was comprised of men's and women's fitness, basketball, cross-training, running, walking, tennis and aerobic shoes and included the new FLAK(TM) line featuring a patented impact absorption system. The Lifestyle category was comprised of men's and women's casual and fashion athletic styles. The Children's category consisted of shoes for boys and girls based on the Athletic and Lifestyle lines as well as products specifically developed for children and infants. In 1994, the Company continued to develop its line of children's lighted shoes, one of the most successful shoe collections in the Company's history. The Company sold approximately 8.1 million and 4.5 million pairs of children's L.A. LIGHTS(TM) and Light GEAR(TM), representing 74.2% and 62.3% of total children's net sales in fiscal 1994 and 1993, respectively. In May 1994, the Company (i) introduced a new ball bearing switch to replace the mercury switch technology previously found in some styles of its children's lighted shoes, and (ii) established a landmark national collection/disposal/recycling program for shoes containing mercury switches in order to address environmental concerns consumers may have regarding the ultimate disposal of such shoes.

     As a result of the redirection of the Company's sales and marketing efforts, L.A. Gear's 1995 women's product lines will emphasize a return to the Company's heritage as a women's athletic/lifestyle brand. The Company's 1995 women's footwear collection will seek to fill the gap between casual and strictly performance footwear at price points designed to make the brand attractive to both style and value conscious consumers. Product offerings have been divided into three categories: L.A. Fitness includes value priced cross-training and walking shoes priced to retail between $35 and $60; L.A. Basics features updated classic sporty and casual wear priced to retail below $50; and L.A. Style features athletic/outdoor inspired fashion footwear priced to retail between $40 and $50.

     The Company plans to continue to capitalize on the strength of its children's business through innovation and styling in its lighted and non-lighted product lines. In 1995, a new non-lighted product category, Street Hockey, aimed at the six-year-old and up market, will be introduced. The Street Hockey line, designed with input from "The Great One", Wayne Gretzky of the Los Angeles Kings, features Wayne's signature and number 99 on the shoes. An updated girls line of fashion-athletic shoes featuring feminine touches and bright colors will also be offered in 1995.

     Streamlined men's product lines for 1995 feature the FLAK(TM) athletic performance line and the L.A. Gear(R) line which offers stylish athletic and outdoor looks at value prices.

     Approximately ninety percent of the Company's footwear styles available domestically in 1995 will carry a suggested retail price below $55 in line with its long term strategy to provide value priced footwear. For the 1995 Back-To-School ("BTS") season the Company will introduce approximately 73 new styles, down significantly from the 120 new styles produced for the 1994 BTS season.

MARKETING
- ---------

     Advertising, promotional and merchandising activities are the principal elements in the Company's selling and marketing strategies. In 1994, the Company's marketing efforts primarily consisted of television, radio and outdoor advertising focusing on men's FLAK(TM) products and children's lighted footwear.

     In 1995, the Company's marketing plan seeks (i) to re-energize the L.A. Gear brand identity and (ii) to focus on the women's and children's markets. The Company has retained Chiat/Day, a nationally recognized advertising agency, to assist in the creation of new advertising campaigns and marketing concepts and the production of advertising materials. A national television and print advertising campaign aimed at women is scheduled to launch in March 1995 and continue throughout the year. L.A. Gear advertisements will appear in publications such as Cosmopolitan, Glamour, Mademoiselle, Elle, People and Good Housekeeping on a monthly basis. Children's television commercials featuring the Company's lighted footwear and the new Street Hockey line will air on Fox, Nickelodeon and the Cartoon Network.

     The Company has promotional contracts with professional athlete endorsers which provide for endorsement fees as well as the payment of royalties based on sales of selected footwear styles and apparel. In 1994 a promotional contract was signed with Wayne Gretzky to promote the Company's new line of Street Hockey footwear and apparel. The Company will also continue to feature Karl "The Mailman" Malone of the Utah Jazz and Joe Montana of the Kansas City Chiefs in its advertising and promotional campaigns. Participation in major international, national and regional sporting goods and footwear trade shows is also an important part of the Company's sales, marketing and promotional activities.

     The Company believes that enhancing brand recognition through the use of distinctive, readily identifiable trademarks and logos is an important factor in
(i) creating a market for its products, (ii) distinguishing its products from the products of others in a very competitive market place and (iii) licensing its trademarks for non-footwear products.

DISTRIBUTION
- ------------

     The Company's footwear products are sold in the United States to approximately 3,900 accounts that include department, shoe, sporting goods and athletic footwear stores, mass market department stores and mass merchandisers. Internationally, the Company's products are sold in approximately 55 countries. The Company sells its products domestically through its direct employee sales force and internationally primarily through independent distributors, wholly-owned subsidiaries and its Far East joint venture. See "-- International Sales." In order to manage and control the disposition of inventory, the Company owns and operates eight outlet stores located in California, Texas, Arizona and Florida.

     In June 1994, the Company expanded its distribution in the mass market channel by entering into a multi-year agreement to sell L.A. Gear branded products to Wal-Mart. In the fourth quarter of fiscal 1994, the Company made the initial shipment of $20.9 million of footwear to Wal-Mart. The commitment by Wal-Mart to purchase a further $80 million of L.A. Gear products in each of the fiscal years 1995, 1996 and 1997 is subject to reduction in 1996 and 1997 if retail sales do not meet designated targets. The Company also intends to make available to Wal-Mart, through its licensees, new product lines of affordable apparel and accessories. The agreement does not provide for the sale of L.A. Tech(TM), FLAK(TM) or any L.A. Gear(R) lighted footwear products to Wal-Mart.

     The following table sets forth certain information regarding the Company's net sales.

                                                                NET SALES
                                        ----------------------------------------------------------
                                              1994                 1993                 1992
                                        ----------------     ----------------     ----------------
                                           $          %         $          %         $          %
                                        --------     ---     --------     ---     --------     ---
                                                          (DOLLARS IN THOUSANDS)
                                                          ----------------------

Domestic Footwear
  Children's..........................  $165,460      40%    $128,458      32%    $ 90,997      21%
  Women's.............................    63,218      15       82,771      21      112,990      26
  Men's...............................    67,186      16       73,132      18      104,593      24
Other.................................     1,721       1        1,959       1        2,688       1
                                        --------     ---     --------     ---     --------     ---
          Total Domestic Net Sales....   297,585      72      286,320      72      311,268      72
International Footwear and other......   118,381      28      112,038      28      118,926      28
                                        --------     ---     --------     ---     --------     ---
          Total Net Sales.............  $415,966     100%    $398,358     100%    $430,194     100%
                                        ========     ===     ========     ===     ========     ===

     Sales to Wal-Mart accounted for 9.5% of the Company's net sales in 1994. None of the Company's customers individually accounted for 10% or more of the Company's net sales in 1994, 1993 or 1992. The Company's five largest customers worldwide, in the aggregate, accounted for approximately 26.8%, 20.7% and 26.3% of the Company's net sales in 1994, 1993, and 1992, respectively. Sales in the United States represented 71.5%, 71.9% and 72.4% in 1994, 1993, and 1992 respectively, of the Company's consolidated net sales. Sales in Europe represented 15.4%, 13.9%, and 13.5% in 1994, 1993, and 1992, respectively, of the Company's consolidated net sales. Sales in any individual geographic region outside the United States or Europe represented less than 10% of consolidated net sales in 1994, 1993 and 1992.

ORDERING PROGRAMS
- -----------------

     The Company has a combination of "at once" and "futures" ordering programs. In contrast to an "at once" ordering program, in which shoes are shipped in response to the placement of orders, a formal "futures" ordering program requires retailers and international distributors to place orders from four to six months in advance of delivery. The "futures" program therefore reduces the Company's need to purchase inventory in anticipation of customer demand. To encourage "futures" orders, the Company offers certain discounts and incentives, subject to minimum order requirements. The Company's goal is to achieve a balance between its "futures" and "at once" programs in which the "at once" program is used primarily for "fill-in" orders and for products that remain relatively unchanged from season to season while the "futures" program is used for new introductions. The mix of "futures" and "at once" orders varies significantly from quarter to quarter and year to year, and, therefore, current "futures" order levels are not necessarily indicative of sales for subsequent periods.

INTERNATIONAL SALES
- -------------------

     Internationally, the Company's products are sold through independent distributors, its wholly-owned subsidiaries and its Far East joint venture with Inchcape Pacific Limited ("Inchcape").

     During 1994, the Company continued the expansion of its international distribution network. In December 1993, the Company entered into a joint venture with Inchcape to market and sell L.A. Gear(R) branded products in selected Far East markets, including Hong Kong, Singapore, Malaysia, Indonesia, Thailand, Taiwan and The People's Republic of China. In June 1994, the Company acquired certain assets of its exclusive distributor (and one affiliate) in Mexico. In 1993, the Company acquired its previously independent distributors in The Netherlands, Luxembourg, Belgium, Germany, Austria, and the United Kingdom and formed a wholly-owned distribution subsidiary in Italy. The Company established its own subsidiary in France in March 1992. By selling through its foreign subsidiaries, the Company realizes a wholesale margin on the sale to the retailer that is greater than that on sales to independent distributors. Prior to selling directly to retailers through its subsidiaries and joint venture, products were sold primarily to distributors at a stated margin over the Company's factory purchase price and the Company exercised little or no control over the pricing of products for resale by the distributor. In 1994 sales to the Company's foreign subsidiaries' customers represented 12.0% of the Company's consolidated net sales.

     The Company's international operations are subject to currency fluctuations over which it has no control. As L.A. Gear only commenced business in Mexico in June 1994, the impact of the devaluation of the peso (beginning in December
1994) has not had a significant impact on the financial position of the Company. However, the Company is currently reviewing the business plan for its Mexican operations in light of the devaluation and is not yet able to determine the impact, if any, the devaluation will have on its future operations.

     The Company enters into forward exchange contracts, generally with terms of less than one year, as a hedge against certain of its foreign currency commitments, primarily repayments of U.S. dollar denominated obligations to the Company by its European subsidiaries.

     Although the Company realizes higher margins on sales made by its subsidiaries, it also incurs greater operating costs, including the cost of holding inventory. In addition, the Company is increasingly exposed to the other customary risks of doing business abroad. See "-- Manufacturing" and "-- Trade Legislation." The Company expects that these risks and costs will be justified by the opportunity to increase sales and gross margins through implementation of more competitive marketing and distribution programs internationally. However, there can be no assurance that the investment in international distributors will maintain or increase the level of international sales or gross margins. In territories where the Company changes from previously independent distributors to wholly-owned subsidiaries in order to institute direct sales, international sales may be adversely affected during the transition period.

MANUFACTURING
- -------------

     The Company's footwear is manufactured to its specifications by independent producers located primarily in The People's Republic of China, Indonesia, South Korea, and Brazil. During fiscal 1994, manufacturers located in these countries supplied 76%, 21%, 2% and 1% of total pairs of footwear purchased by the Company, respectively.

     Since 1992, the Company has made significant changes in the footwear manufacturing plants utilized by the Company in order to realize procurement efficiencies, achieve product quality objectives and lower product costs. In addition, in fiscal 1992, the Company engaged an affiliate of Pentland Group, plc ("Pentland") to act as its sourcing agent in the Far East. The responsibilities of the sourcing agent include inspecting finished goods prior to shipment by the manufacturer, supervising development, production and management and facilitating the shipment of goods from foreign ports. All manufacturing of footwear is performed in accordance with specifications furnished by the Company, subject to quality control standards which include the right to reject products that do not meet such specifications. Pentland provides similar sourcing services to other footwear companies. Improved product quality has resulted in a decrease in the percentage of defective returns from customers.

     During fiscal 1993, the Company, in an effort to improve product design and product quality, invested in a sophisticated state-of-the-art Computer-Aided Design and Manufacturing System ("CAD/CAM"). The CAD/CAM technology is designed to reduce the time it takes to introduce new products to market by shortening the design and development stages. Certain of the new styles that were introduced in 1994 had components designed on CAD/CAM, including the incorporation of the FLAK(TM) cushioning system in the basketball, running, cross-training and women's fitness lines for the 1994 Back-To-School season. As the Company increases its utilization of CAD/CAM in 1995 this should further enable the Company to respond more quickly to changing consumer preferences and to estimate more accurately, and exercise better control over, production costs.

     The principal materials used in the Company's footwear products are leather, rubber and synthetic fabrics. The Company's suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. Although the Company's suppliers have thus far experienced little difficulty in satisfying their raw materials requirements, a loss of supply of any one of the major component materials could temporarily disrupt production.

     The footwear products imported into the United States by the Company are subject to customs duties. Under the Harmonized Tariff System, duties on the footwear products imported by the Company range from 6% to 37.5% of production costs (plus a unit charge in some cases of approximately 90 cents). Duty rates depend on the construction of the shoe, as well as whether the principal component is leather or other materials. In fiscal 1994 these duties averaged approximately 10.2% on the cost of the Company's footwear. The Company is unable to predict whether additional United States customs duties may be imposed upon the importation of its products in the future.

     As a result of the Company's use of foreign manufacturing facilities, the Company is subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability. To date, these factors have not had a material adverse impact on the Company's operations. The Company competes with other shoe companies, such as Nike, Reebok, adidas and Stride Rite, for production capacity. Management believes that its present sources of supply are adequate and that, if existing production capacities become unavailable or inadequate, the Company has the ability to develop alternative sources over time for the footwear obtained from its current producers. The Company's operations could, however, be materially and adversely affected by a substantial delay in locating alternative sources of production. See "-- Trade Legislation."

     Although all of the Company's inventory purchases and product sales (and the prices of most of the raw materials used in the manufacture of its products) are denominated in U.S. dollars, the Company's product costs, pricing structure and profit margins depend, in part, on the currency exchange rates between the United States and the countries where its products are manufactured. The currencies of these countries have, from time to time, increased in value against the U.S. dollar and may experience further increases in the future as a result of various economic and political factors. Although the Company believes that such fluctuations in exchange rates have not had a material impact on its operations to date, such fluctuations could, depending upon their extent and duration, materially increase the Company's future cost of goods, resulting in higher product prices or lower profits unless alternative manufacturing arrangements can be implemented.

INVENTORY LEVELS
- ----------------

     Through sales of selected excess inventory during 1994, the Company reduced inventory by approximately 3.9 million pairs ($52.2 million), or 41.9%, to 5.4 million pairs ($57.6 million) at November 30, 1994. The decrease in inventory was due primarily to improved inventory management throughout the year and sales of $18.7 million (1.2 million pairs) of selected excess inventory to Wal-Mart during the first quarter of 1994.

The Company continually monitors its inventory levels and, when necessary, reduces excess inventory through utilization of selected segments of the mass market discount channel and its outlet stores.

TRADEMARKS AND PATENTS
- ----------------------

     The Company regards its intellectual property among its most valuable assets. It is the policy of the Company to defend vigorously its trademarks and patents against infringement to the fullest extent practicable under the laws of the United States and other countries in which its products are manufactured or sold.

     L.A. Gear(R) and L.A. Tech(R) are federally registered trademarks of the Company in the United States. L.A. Gear is a registered trademark in 86 foreign countries for footwear, apparel and other products. L.A. Tech is a registered trademark in 24 foreign countries (with applications pending in more than 25 additional foreign countries) for footwear, apparel and other products. The Company has numerous other trademarks that are registered in the United States, many of which are also registered in foreign countries. The Company has more than 400 foreign trademark registrations and more than 200 foreign trademark applications pending.

     The Company has obtained utility and design patents for numerous footwear technologies and ornamental aspects of its shoes and has numerous patent applications pending for other footwear technologies and designs. The Company has also acquired licensed rights for certain footwear technologies and trademarks from third parties for use in its products.

EMPLOYEES
- ---------

     At November 30, 1994, the Company had 565 full-time domestic and 161 full-time international employees compared to 644 full-time domestic and 154 full-time international employees at November 30, 1993. The Company's employees are not covered by any collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

SEASONALITY
- -----------

     The Company believes that sales of its footwear products tend to be seasonal in nature, with the highest level of sales generally occurring in the third quarter of its fiscal year (representing shipments for the Back-to-School season). The Company plans to have, on a continuing basis, new products specifically designed for a Back-to-School season, a Spring season (which will ship in the second fiscal quarter) and a limited Holiday season (which will ship in the fourth fiscal quarter).

BACKLOG
- -------

     The Company had a combined domestic and international order backlog at December 31, 1994 of approximately $171 million. The backlog includes the minimum $80 million purchase commitment under the Wal-Mart agreement for fiscal 1995. Approximately 25% of the December 31, 1994 backlog is for children's shoes containing lighted technology, compared to approximately 36% of the backlog at December 31, 1993. The Company's agreement with Wal-Mart does not provide for the sale of children's lighted products to Wal-Mart.

     Shipments and sales depend on, among other things, the combination of "futures" and "at once" orders. See "-- Ordering Programs." Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments. Although orders are generally not cancelable by their terms, in the past the Company has, at its option, allowed orders to be canceled by customers.

     As part of a multi-year agreement, Wal-Mart will purchase a minimum of $240 million of L.A. Gear branded footwear over the fiscal years 1995, 1996 and 1997 (subject to reduction in 1996 and 1997 if retail sales do not meet designated targets). The agreement does not provide for the sale of L.A. Tech(TM), FLAK(TM) or any L.A. Gear lighted footwear products to Wal-Mart.

COMPETITION
- -----------

     The athletic and athletic-style footwear industry is highly competitive in the United States and on a worldwide basis. The Company's competitors include both specialized athletic shoe companies and companies with diversified footwear product lines. The principal elements of competition in the athletic and athletic-style footwear market include brand awareness, product quality, performance, design, pricing, marketing and distribution. The Company's products compete primarily on the basis of recognition of the Company's trademarks, innovative design, value, quality, fashion, style and incorporation of the latest technological advances. The Company's primary competitors in domestic and international athletic and athletic-style markets -- Nike, Reebok and, internationally, adidas -- are more established and have greater financial, distribution and marketing resources, as well as greater brand awareness, than the Company. According to a report published in Sporting Goods Intelligence on December 9, 1994, Nike and Reebok collectively had over 50% of the United States branded athletic footwear market in 1994, with the Company ranking fourth with an approximate 5% domestic market share.

     The casual and lifestyle footwear market is also highly competitive but is more fragmented than the athletic and athletic-style footwear market. As the Company attempts to expand its share of the casual footwear market, the Company faces competition from a number of other companies which produce and market casual footwear products (including other marketers of athletic and athletic-style footwear that are also expanding into the casual footwear market). The principal elements of competition in the casual footwear market are similar to those in the athletic footwear market, and include brand identity, price, product quality, fashionable designs, product marketing and distribution.

     The intensity of the competition faced by the Company, as well as the rapid changes in fashion, technology and consumer preferences that can occur in the footwear markets, are significant risk factors in the Company's operations. There can be no assurance that the Company will be able to (i) respond in a timely manner to changing consumer preferences, (ii) maintain or increase the Company's current share of the total athletic and casual footwear markets it has established to date, or (iii) penetrate new markets.

TRADE LEGISLATION
- -----------------

     The Company's practice of overseas manufacturing to specification, with subsequent importation into the United States, exposes it to the possibility of product supply disruptions and increased costs in the event of administrative developments adverse to continued trade or the enactment of protectionist legislation.

     On March 3, 1994, an executive order by President Clinton extended the Super 301 provisions of the Omnibus Trade and Competitiveness Act of 1988 for 1994 and 1995. Super 301 permits the United States to target specific countries with persistent trade barriers for possible trade sanctions. The Super 301 provisions require the Administration to identify countries engaging in unfair trade practices and take action according to a strict timetable, including the imposition of restrictions or duties on imports from such countries. In October 1994, however, the United States Trade Representative (the "USTR") announced that it would not identify any countries under the Super 301 provisions. The Company is unable to predict whether any countries where significant suppliers or a significant number of customers of the Company are located will be identified by the USTR under such provisions in 1995.

     In addition to the Super 301 provisions, Special 301 provisions require the identification of countries that deny adequate protection or market access for intellectual property rights. In May 1993, the USTR initiated an investigation of Brazil under these provisions which was completed in March 1994 without the imposition of restrictions on imports from Brazil. Under the Special 301 provisions, the USTR named or retained China, Taiwan, Indonesia and South Korea on the "Priority watch list" or "watch list" in 1994. In July 1994 the USTR initiated an investigation of China under the provisions of Special 301 which investigation was completed in February 1995 without the imposition of restrictions on imports from China.

     The Company is unable to predict whether Taiwan, Indonesia, China or South Korea, or any combination of the four, will be identified under the Super 301 or Special 301 provisions in 1995 or in the future, whether the United States will retaliate against any of those countries for unfair trade practices or whether any such retaliation will result in increases in cost, or reductions in the supply, of footwear generally, or the Company's footwear in particular.

      In May 1994, President Clinton extended the "most favored nation" ("MFN") status in China to June 1995. If China's MFN status is not renewed in 1995 the Company would be required to seek alternative sources of supply of footwear. The Company is currently developing alternative sources for the footwear it now obtains from producers in China. The Company's operations could, however, be materially and adversely affected by a substantial delay in locating such alternative sources of production.

     In March 1994, the European Union ("EU") imposed quotas that restrict the importation into the EU of footwear manufactured in China. These quotas also apply to Austria, Finland and Sweden, which on January 1, 1995 became members of the EU. Such quotas have limited imports of the Company's products manufactured in China into the EU countries, but the Company has not suffered significant adverse effects as a result of the quotas to date. The Company is unable to predict, however, whether additional quotas that would significantly restrict imports of the Company's products will be imposed by the EU in the future. In addition, antidumping complaints filed by various European footwear manufacturers in the EU against footwear imported from China, Indonesia and Thailand are pending before the EU authorities. The Company is unable to predict whether these or other antidumping complaints in the EU will lead to the imposition of duties on any of the Company's footwear imports or whether such duties, if imposed, would significantly limit imports of the Company's products into the EU countries. However, the Company believes it is prepared to deal effectively with any such duties that may arise and that any adverse impact would be of a short-term nature.

     A number of developments have affected the Company's business in Mexico over the past year and will continue to affect it in the future. In November 1993, Mexico issued a final antidumping order imposing duties on footwear imported from China. At that time, the provisional duty of 1,105%, which had been imposed in April 1993, was replaced with varying rates of duty that depend on the types of footwear imported. These duties, however, were not applicable to the Company's imports of footwear from China, which met a "minimum normal value" requirement until August 1994 when changes in the relevant tariff classifications resulted in the imposition of duties of 232% and 323% on certain of the Company's imports. Also in August 1994, Mexico modified its certificate of origin requirements by instituting, among other changes, particularly stringent procedural requirements for imports of footwear from non-GATT countries, including China. Although these new procedures and other regulations limit the Company's ability to import certain footwear from China into Mexico, the certificate of origin requirements do not apply to certain footwear imported by the Company because such footwear qualifies for an exemption based on its price. Finally, the recent reduction in the Mexican peso's value has significantly increased the cost of imported goods, including the Company's footwear from China and elsewhere, for all Mexican consumers. Although the Company intends and expects to continue as a supplier to this market, the Company is currently reviewing the business plan for its Mexican operations and is not yet able to determine the impact, if any, the devaluation will have on its future operations.

     In December 1994, the Congress ratified new trade agreements establishing a new World Trade Organization ("WTO"), which the United States had signed after negotiations under the General Agreement on Tariffs and Trade ("GATT"), with an effective date of January 1, 1995. The agreements and the WTO will provide an unprecedented level of access to new international markets for exports from the United States and of access to imports for United States consumers. It contemplates, among other things, sizable tariff reductions on many products, new commitments to market access for service providers, revised subsidies and antidumping codes, protection of intellectual property rights, a revised agreement on government procurement and strengthened dispute settlement procedures. Also in November 1994, the leaders of the 18 Asia-Pacific Economic Cooperation member nations, including the United States, China, Taiwan, Indonesia and South Korea, agreed to achieve free and open trade and investment in Asia Pacific by no later than 2020.

ITEM 2.  PROPERTIES
- -------------------

     The Company's worldwide headquarters are located in a 97,000 square foot leased facility in Santa Monica, California. The lease for the Santa Monica facility expires in October 2003 and the Company has the option to extend such term for two additional periods of five years each.

     The Company's warehouse and distribution operations occupy approximately 410,000 square feet in two leased locations in Ontario, California. These leases expire in June 1999 and the Company has options to extend each lease term for an additional five years. The Company also leases other office, retail, storage and showroom space in various locations.

     In fiscal 1994, the Company's wholly-owned foreign subsidiaries and joint venture collectively leased approximately 122,500 square feet used primarily for warehouse and office space, including approximately 56,000 square feet leased by the Company's German subsidiary for office and warehouse space which lease expired in December 1994. Other leases of foreign subsidiaries expire over periods ranging from May 1995 through December 1998.

     The Company's eight retail stores collectively lease approximately 27,000 square feet. These leases expire over periods ranging from April 1995 through November 1999.

     The Company believes that its existing facilities are adequate to meet its expected needs and that, if needed, additional or alternative space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

SETTLEMENTS
- -----------

     In July 1994, the Company entered into a settlement agreement with Flouri, S.A., a former distributor, regarding the previously reported arbitration proceeding entitled Flouri, S.A. adv. L.A. Gear California, Inc., an arbitration before the American Arbitration Association, Los Angeles, pursuant to which the parties dismissed all claims against each other. All terms of the settlement agreement are confidential.

     In October 1994, the Company entered into a settlement agreement pursuant to which all claims against the Company in a previously reported action, entitled Sandy Saemann v. L.A. Gear, Inc., Los Angeles Superior Court, Case No. BC094070, were dismissed. Mr. Saemann is a former officer and director of the Company. All terms of the settlement agreement are confidential.

     In January 1995, all claims against the Company in a previously reported action, entitled William R. Anderson, et. al. (abbreviated) v. L.A. Gear, Inc., Los Angeles Superior Court, Case No. BC086568, were dismissed pursuant to a settlement agreement with the plaintiffs, seven former sales representatives of the Company. All terms of the settlement agreement are confidential.

PENDING LITIGATION
- ------------------

     Finexpance, S.p.A. v. L.A. Gear, Inc., Tribunal of Chiavari, Italy. On February 9, 1993, Finexpance S.p.A. ("Finexpance"), the exclusive distributor of the Company's products in Italy from January 22, 1988 until February 1, 1993, filed a complaint against the Company alleging, among other things, unfair competition and loss of customer base and goodwill. Plaintiff is seeking damages in excess of $22 million. The Company believes Finexpance's claims are without merit and intends to vigorously defend the action. A hearing in the matter is presently scheduled for March 15, 1995.

     No assurances can be given as to the likelihood of a favorable outcome in the foregoing legal proceeding or, in the event of an unfavorable outcome, as to the estimated amount of potential losses that may be incurred by the Company in connection therewith. Failure by the Company to prevail in the foregoing matter could have a material adverse effect on the financial condition or results of operations of the Company.

     In addition to the foregoing matter, the Company is a party to various other legal proceedings, none of which, individually or in the aggregate, is considered by the Company to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1994.

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
- ----------------------------------------------------------------------------

     The information required in this item is incorporated by reference to "Notes to Consolidated Financial Statements -- Note 16 -- Market for the Registrant's Common Stock and Related Stockholder Matters; Selected Quarterly Financial Data" appearing on page 30 in the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

     The information required in this item is incorporated by reference to "Selected Financial Data" appearing on page 1 of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The information required in this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 14 through 18 in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The information required in this item is incorporated by reference to the consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 6, 1995, appearing on pages 19 through 30 in the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     The information required in this item is incorporated by reference to "Election of Directors -- Nominees for Election by Holders of Common Stock,
- -- Nominees for Election by Holders of Series A Preferred Stock" and "Executive Officers of the Company" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The information required in this item is incorporated by reference to "Executive Compensation" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     The information required in this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The information required in this item is incorporated by reference to "Certain Relationships and Related Transactions" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

          (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:
          -------------------------------------------------------------

               1. CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                    PAGE IN
                                                                                 ANNUAL REPORT*
                                                                                 --------------
            Report of Independent Accountants..................................      19
            Consolidated Balance Sheets at November 30, 1994 and 1993..........      20
            Consolidated Statements of Operations for the Years Ended November
              30, 1994, 1993 and 1992..........................................      21
            Consolidated Statements of Shareholders' Equity for the Years Ended
              November 30, 1994, 1993 and 1992.................................      22
            Consolidated Statements of Cash Flows for the Years Ended November
              30, 1994, 1993 and 1992..........................................      23
            Notes to Consolidated Financial Statements.........................    24-30

- ------------------------

            * Incorporated by reference to the indicated pages in the Annual
              Report.

            2. FINANCIAL STATEMENT SCHEDULE:

                                                                                     PAGE IN
                                                                                    FORM 10-K
                                                                                    ---------
            Report of Independent Accountants on Financial Statement Schedule.....    14
            IX -- Valuation and Qualifying Accounts and Reserves..................    15

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

            3. EXHIBITS:

            See Index to Exhibits at Page 16 of this Form 10-K.
            Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits of this Form 10-K by an asterisk.


           (B) REPORTS ON FORM 8-K:
           ------------------------

           The Company filed the following current report on Form 8-K during the last quarter of fiscal 1994.

           1. The Company filed a Current Report on Form 8-K on September 2, 1994 with respect to Item 5 -- Other Events.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of L.A. Gear, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 6, 1995 appearing on page 19 of the 1994 Annual Report to Shareholders of L.A. Gear, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the years ended November 30, 1994, 1993 and 1992 listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
- ---------------------------------------------------------
Los Angeles, California
February 6, 1995

                        L.A. GEAR, INC. AND SUBSIDIARIES

                                  SCHEDULE IX

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED NOVEMBER 30, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                           BALANCE AT       CHARGED TO
                                           BEGINNING        COSTS AND                         BALANCE AT
                                            OF YEAR          EXPENSES        DEDUCTIONS       END OF YEAR
                                           ----------       ----------       ----------       -----------
DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
  MERCHANDISE RETURNS:

  YEAR ENDED NOVEMBER 30, 1992              $  7,994         $ 25,919         $ 29,338(1)       $ 4,575
  YEAR ENDED NOVEMBER 30, 1993                 4,575           12,058           10,716(1)         5,917
  YEAR ENDED NOVEMBER 30, 1994                 5,917           17,283           16,725(1)         6,475

  RESERVE FOR INVENTORY OBSOLESCENCE:

  YEAR ENDED NOVEMBER 30, 1992              $  1,200         $  4,100         $  2,600          $ 2,700
  YEAR ENDED NOVEMBER 30, 1993                 2,700           10,700            4,854            8,546
  YEAR ENDED NOVEMBER 30, 1994                 8,546           11,613           13,089            7,070

COSTS RELATED TO DISCONTINUED OPERATIONS:

  YEAR ENDED NOVEMBER 30, 1992              $ 18,000         $     --         $ 13,448(2)       $ 4,552
  YEAR ENDED NOVEMBER 30, 1993                 4,552               --            3,543(2)         1,009
  YEAR ENDED NOVEMBER 30, 1994                 1,009               --            1,009(2)            --

(1) Actual merchandise returns and write-offs of accounts receivable, net of recoveries.

(2) Costs paid and reclassification of fair market value reserve to reduce carrying value of property.

                                 EXHIBIT INDEX

EXHIBIT
  NO.
- -------
 2.1     Agreement and Plan of Merger, dated as of January 29, 1995, by and among L.A. Gear,
         Inc., Brands Acquisition Corp. and Ryka Inc.(1)

 3.1     Registrant's Restated Articles of Incorporation, as amended to date.(2)

 3.2     Registrant's Bylaws, as amended to date.(3)

 4.1     Form of stock certificate evidencing Registrant's Common Stock.(4)

 4.2     Form of stock certificate evidencing the Registrant's Series A Cumulative
         Convertible Preferred Stock.(5)

 4.3     Indenture, dated as of December 24, 1992, with respect to the Registrant's 7 3/4%
         Convertible Debentures due 2002.(6)

 4.4     Form of 7 3/4% Convertible Subordinated Debenture due 2002, in Global Form.(7)

 4.5     Form of 7 3/4% Convertible Subordinated Debentures due 2002, in Definitive Form.(8)

10.1*    L.A. Gear, Inc. 1986 Stock Option Plan, as amended to date.(9)

10.2*    Form of L.A. Gear, Inc. 1986 Stock Option Plan Non-qualified Stock Option
         Agreement.(10)

10.3*    L.A. Gear, Inc. Employee Stock Savings Plan, as amended and restated effective
         August 1, 1993.(11)

10.4*    Amendment No. 1 to the L.A. Gear, Inc. Employee Stock Savings Plan and Trust, dated
         December 29, 1994.

10.5     Master Lease Agreement between Registrant and Hewlett-Packard Company concerning computer hardware and software and related Operating Lease Equipment Schedule &
         Payment Agreements executed on January 4, 1989.(12)

10.6     Amendment, dated as of October 25, 1993, to Master Lease Agreement between
         Registrant and Hewlett-Packard Company concerning computer hardware and software and related Operating Lease Equipment Schedule & Payment Agreements executed on January
         4, 1989.(13)

10.7     Master Lease Agreement, as amended, dated as of June 23, 1989 by and between Metlife
         Capital Corporation and Registrant.(14)

10.8     Letter Agreement, dated June 8, 1994, between Wal-Mart Stores, Inc. and Registrant.
         Portions of this agreement have been omitted and filed separately with the
         Commission pursuant to request for confidential treatment.(15)

10.9     Letter Agreement, dated June 14, 1994, between Mark R. Goldston and Registrant.(16)

10.10*   Employment Agreement, dated as of December 7, 1993, between William L. Benford and
         Registrant.(17)

10.11*   Employment Agreement, dated as of December 7, 1993, between Robert H. Landes and
         Registrant.(18)

10.12*   Employment Agreement, dated as of December 7, 1993, between David F. Gatto and
         Registrant.(19)

EXHIBIT
  NO.
- -------
10.13*   Employment Agreement, dated as of August 1, 1994, between Christopher M. Walsh and
         Registrant.(20)

10.14*   Employment Agreement, dated as of February 15, 1994, between Thomas F. Larkins and
         Registrant.(21)

10.15*   Employment Agreement, dated as of August 1, 1994, between Tracey C. Doi and
         Registrant.(22)

10.16*   Employment Agreement, dated as of August 1, 1994, between Victor J. Trippetti, Jr.
         and Registrant.(23)

10.17    Form of Indemnification Agreement entered into between Registrant and each of its
         Directors and Executive Officers.(24)

10.18    Stock Purchase Agreement, dated as of May 27, 1991, by and between Registrant and
         Trefoil Capital Investors, L.P., as amended to date.(25)

10.19    Registration Rights Agreement, dated as of May 27, 1991, by and between Registrant and Trefoil Capital Investors, L.P.(26)

10.20    Management Services Letter Agreement, dated September 12, 1994, by and between
         Registrant and Shamrock Capital Advisors, Inc.(27)

10.21    Sourcing Agreement dated April 28, 1992 between Registrant and LASCO Sports Limited.
         Portions of this agreement have been omitted and filed separately with the
         Commission pursuant to request for confidential treatment.(28)

10.22    Amendment, effective as of December 1, 1993, to Sourcing Agreement, dated April 28,
         1992, between Registrant and LASCO Sports Limited. Portions of this amendment have been omitted and filed separately with the Commission pursuant to request for confidential treatment.(29)

10.23    Stock Purchase Agreement dated April 28, 1992 between Registrant and Pentland
         Ventures Ltd.(30)

10.24    Registration Rights Agreement dated April 28, 1992 between Registrant and Pentland
         Ventures Ltd.(31)

10.25    Stock Option Agreement dated April 28, 1992 between Registrant and Pentland
         Ventures, Ltd.(32)

10.26    Amendment, dated as of July 20, 1993, to Stock Option Agreement, dated as of April
         28, 1992, between Pentland Ventures Ltd. and Registrant, and to Registration Rights
         Agreement, dated as of April 28, 1992, between Pentland Ventures Ltd. and
         Registrant.(33)

10.27    Lease Agreement dated October 15, 1992 between Registrant and Santa Monica
         Associates.(34)

10.28*   L.A. Gear, Inc. 1992 Stock Option Plan for Eligible Non-employee Directors.(35)

10.29*   Form of L.A. Gear, Inc. 1992 Stock Option Plan for Eligible Non-employee Directors
         Non-qualified Stock Option Agreement for Non-employee Directors.(36)

10.30*   L.A. Gear, Inc. 1993 Stock Incentive Plan.(37)

10.31*   Form of L.A. Gear, Inc. 1993 Stock Incentive Plan Non-qualified Stock Option
         Agreement.(38)

10.32*   Form of L.A. Gear, Inc. 1993 Stock Incentive Plan Incentive Stock Option
         Agreement.(39)

EXHIBIT
  NO.
- -------
10.33*   Form of L.A. Gear, Inc. 1993 Stock Incentive Plan Restricted Stock Option
         Agreement.(40)

10.34    Registration Rights Agreement, dated as of December 24, 1992, among Registrant and
         Kidder, Peabody & Co. Incorporated and Sutro & Co. Incorporated.(41)

10.35*   Summary Description of L.A. Gear, Inc. Management Incentive Program.(42)

10.36*   Amended and Restated Non-qualified Stock Option Agreement, dated as of October 19,
         1993, between Stanley P. Gold and Registrant.(43)

10.37    Loan and Security Agreement, dated as of November 22, 1993, between L.A. Gear
         California, Inc. and BankAmerica Business Credit, Inc.(44)

10.38    Patent and Trademark Security Agreement, dated as of November 22, 1993, by L.A. Gear
         California, Inc. and Registrant in favor of BankAmerica Business Credit, Inc.(45)

10.39    Guaranty, dated as of November 22, 1993, by Registrant and Raegal Finance Inc. in
         favor of BankAmerica Business Credit, Inc.(46)

10.40    Security Agreement, dated as of November 22, 1993, by Registrant in favor of
         BankAmerica Business Credit, Inc.(47)

10.41    Pledge Agreement, dated as of November 22, 1993, by Registrant in favor of
         BankAmerica Business Credit, Inc.(48)

10.42    Security Agreement, dated as of November 22, 1993, by Raegal Finance Inc. in favor of BankAmerica Business Credit, Inc.(49)

10.43    Pledge Agreement, dated as of November 22, 1993, by Raegal Finance Inc. in favor of
         BankAmerica Business Credit, Inc.(50)

10.44    First Amendment to Loan and Security Agreement, dated as of May 31, 1994, between
         L.A. Gear California, Inc. and BankAmerica Business Credit, Inc.(51)

10.45    Second Amendment to Loan and Security Agreement, dated as of August 31, 1994, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc.(52)

10.46    Third Amendment to Loan and Security Agreement, dated as of January 25, 1995, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc.(53)

10.47    Buying Agent Agreement, dated as of March 12, 1992, between Registrant and BBC
         International, as amended by Addendum, dated as of August 29, 1992, Second Addendum dated as of December 23, 1992, and Third Addendum, dated as of December 3, 1993.
         Portions of this agreement have been omitted and filed separately with the
         Commission pursuant to request for confidential treatment.(54)

10.48    Standard Industrial Lease-Net, dated as of January 1, 1993, between Registrant and the Prudential Insurance Company of America.(55)

10.49    First Amendment to Lease (1777 South Vintage Avenue), dated as of February 14, 1994, between Registrant and the Prudential Insurance Company of America.(56)

10.50    Standard Industrial Lease-Net, dated as of January 1, 1993, between Registrant and the Prudential Insurance Company of America.(57)

EXHIBIT
  NO.
- -------
10.51    First Amendment to Lease (1661 South Vintage Avenue), dated as of February 14, 1994, between Registrant and the Prudential Insurance Company of America.(58)

13.1     L.A. Gear, Inc. Annual Report to Shareholders for the fiscal year ended November 30,
         1994.

21.1     Subsidiaries of Registrant.

23.1     Consent of Price Waterhouse LLP, independent accountants.

27.1     Financial Data Schedule.

- ---------------
 (1) Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with SEC on January 31, 1995 and incorporated herein by the reference.

 (2) Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

 (3) Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

 (4) Previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

 (5) Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 1991 and incorporated herein by this reference.

 (6) Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

 (7) Previously filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

 (8) Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

 (9) Previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for fiscal 1991 and incorporated herein by this reference.

(10) Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(11) Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(12) Previously filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for fiscal 1988 and incorporated herein by this reference.

(13) Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(14) Previously filed as Exhibit 10.117 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1989 and incorporated herein by this reference.

(15) Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 and incorporated herein by this reference.

(16) Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 and incorporated herein by this reference.

(17) Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

(18) Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

(19) Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

(20) Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994 and incorporated herein by this reference.

(21) Previously filed as Exhibit 10.5 to the Company's Quarterly Report Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

(22) Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994 and incorporated herein by this reference.

(23) Previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994 and incorporated herein by this reference.

(24) Previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for fiscal 1991 and incorporated herein by this reference.

(25) Previously filed as Appendix I to the Company's Proxy Statements in connection with the Annual Meeting of Shareholders held on September 10, 1991 and incorporated herein by this reference.

(26) Previously filed as Exhibit 28.1(b) to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1991 and incorporated herein by this reference.

(27) Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994 and incorporated herein by this reference.

(28) Previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

(29) Previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(30) Previously filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

(31) Previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

(32) Previously filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

(33) Previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(34) Previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

(35) Previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

(36) Previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(37) Previously filed as Appendix I to the Company's Proxy Statement in connection with the Annual Meeting of Shareholders held on April 13, 1993 and incorporated herein by this reference.

(38) Previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(39) Previously filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(40) Previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(41) Previously filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

(42) Previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(43) Previously filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(44) Previously filed as Exhibit 99.1 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

(45) Previously filed as Exhibit 99.1(a) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

(46) Previously filed as Exhibit 99.1(b) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

(47) Previously filed as Exhibit 99.1(c) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

(48) Previously filed as Exhibit 99.1(d) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

(49) Previously filed as Exhibit 99.1(e) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

(50) Previously filed as Exhibit 99.1(f) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

(51) Previously filed as Exhibit 99.2 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on June 2, 1994 and incorporated herein by reference.

(52) Previously filed as Exhibit 99.3 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on September 2, 1994 and incorporated herein by reference.

(53) Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 1995 and incorporated herein by this reference.

(54) Previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(55) Previously filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(56) Previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(57) Previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

(58) Previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ STANLEY P. GOLD                              /s/ WILLIE D. DAVIS
- ----------------------------------------------   ----------------------------------------------
Stanley P. Gold                                  Willie D. Davis
Director, Chairman of the Board                  Director
and Chief Executive Officer

/s/ WILLIAM L. BENFORD                           /s/ STEPHEN A. KOFFLER
- ----------------------------------------------   ----------------------------------------------
William L. Benford                               Stephen A. Koffler
President and Chief Operating Officer            Director

/s/ TRACEY C. DOI                                /s/ ANN E. MEYERS
- ----------------------------------------------   ----------------------------------------------
Tracey C. Doi                                    Ann E. Meyers
Vice President and Controller                    Director

/s/ WALTER C. BLADSTROM                          /s/ CLIFFORD A. MILLER
- ----------------------------------------------   ----------------------------------------------
Walter C. Bladstrom                              CLIFFORD A. MILLER
Director                                         DIRECTOR

/s/ ALLAN E. DALSHAUG                            /s/ ROBERT G. MOSKOWITZ
- ----------------------------------------------   ----------------------------------------------
Allan E. Dalshaug                                Robert G. Moskowitz
Director                                         Director

                                                 /s/ VAPPALAK A. RAVINDRAN
                                                 ----------------------------------------------
                                                 Vappalak A. Ravindran
                                                 Director

Dated: FEBRUARY 24, 1995