Form 10-Q
period 1995-02-28
LA GEAR INC
filed 1995-04-14
CIK 793937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ______________

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
                                                  Yes     X         No
                                                      ----------      ---------

The number of shares outstanding of the registrant's Common Stock, no par value, at April 11, 1995 was 22,936,433 shares.


THIS FORM 10-Q CONTAINS 45 PAGES.

THE EXHIBIT INDEX APPEARS ON PAGE 17.

                                L.A. GEAR, INC.
                               TABLE OF CONTENTS
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995


PART I.       FINANCIAL INFORMATION                                                           Page
- ------        ---------------------                                                         --------
Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheets at
                    February 28, 1995 and November 30, 1994                                    3

                  Consolidated Condensed Statements of Operations and Accumulated Deficit
                    for the three months ended February 28, 1995 and February 28, 1994         4

                  Consolidated Condensed Statements of Cash Flows for the
                    three months ended February 28, 1995 and February 28, 1994                 5

                  Notes to Consolidated Condensed Financial Statements                         6


Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   10


PART II.      OTHER INFORMATION
- -------       -----------------

Item 1.       Legal Proceedings                                                               14

Item 2.       Changes in Securities                                                           14

Item 3.       Defaults Upon Senior Securities                                                 14

Item 4.       Submission of Matters to a Vote of Security Holders                             14

Item 5.       Other Information                                                               14

Item 6.       Exhibits and Reports on Form 8-K                                                15

Signature                                                                                     16

Exhibit Index                                                                                 17

                        L.A. GEAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      February 28,               November 30,
                                                                          1995                       1994
                                                                     --------------             --------------
                                                                      (unaudited)
     ASSETS

Current assets:
  Cash and cash equivalents                                            $  37,918                  $  49,710
  Accounts receivable, net                                                62,388                     77,284
  Inventories                                                             72,143                     57,597
  Prepaid expenses and other current assets                                9,569                      9,827
                                                                       ---------                  ---------

          Total current assets                                           182,018                    194,418

Property and equipment and other assets, net                              17,097                     17,728
Goodwill, net                                                             12,776                     12,317
                                                                       ---------                  ---------

                                                                       $ 211,891                  $ 224,463
                                                                       =========                  =========

     LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
            STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                             $  47,601                  $  46,013
  Borrowings under international credit facilities                           518                        557
                                                                       ---------                  ---------
          Total current liabilities                                       48,119                     46,570

7 3/4% convertible subordinated debentures due 2002                       50,000                     50,000

Minority interest                                                          9,054                      9,744

Mandatorily redeemable preferred stock:
  7.5% Series A cumulative convertible preferred stock,
     $100 stated value; 1,000,000 shares authorized, issued
     and outstanding; redemption value of $100 per share                 100,000                    100,000

Shareholders' equity:
  Common stock, no par value; 80,000,000 shares authorized;
     22,936,433 shares issued and outstanding at February 28,
     1995 and November 30, 1994                                          128,093                    128,093
  Preferred stock, no stated value; 9,000,000 shares
      authorized; no shares issued                                            --                         --
  Cumulative currency translation adjustment                                 280                        194
  Accumulated deficit                                                   (123,655)                  (110,138)
                                                                       ---------                  ---------

          Total shareholders' equity                                       4,718                     18,149
                                                                       ---------                  ---------

                                                                       $ 211,891                  $ 224,463
                                                                       =========                  =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        Three months ended February 28,
                                                                     --------------------------------------
                                                                        1995                         1994
                                                                     ---------                     --------
Net sales                                                            $  69,392                     $120,436
Cost of sales                                                           48,652                       85,527
                                                                     ---------                     --------

     Gross profit                                                       20,740                       34,909

Selling, general and administrative expenses                            32,744                       36,018
Interest expense, net                                                      328                        1,089
                                                                     ---------                     --------

     Loss before income taxes and minority interest                    (12,332)                      (2,198)

Income taxes                                                                --                           --
Minority interest                                                          690                          171
                                                                     ---------                     --------

     Net loss                                                          (11,642)                      (2,027)

Dividends on mandatorily
  redeemable preferred stock                                            (1,875)                      (1,875)
                                                                     ---------                     --------

     Loss applicable to common stock                                   (13,517)                      (3,902)

Accumulated deficit, beginning of period                              (110,138)                     (80,443)
                                                                     ---------                     --------

Accumulated deficit, end of period                                   $(123,655)                    $(84,345)
                                                                     =========                     ========

Loss per common share                                                $   (0.59)                    $  (0.17)
                                                                     =========                     ========

Weighted average common shares outstanding                              22,937                       22,936
                                                                     =========                     ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Three months ended February 28,
                                                             -------------------------------
                                                                1995                  1994
                                                             ---------             ---------
Net cash used in operating activities                        $ (10,067)            $ (22,512)
                                                             ---------             ---------

Investing activities:
   Capital expenditures                                           (975)                 (675)
                                                             ---------             ---------

Financing activities:
  Net repayments under international credit facilities             (76)                 (658)
  Proceeds from minority's investment in joint venture              --                 4,850
  Proceeds from the exercise of stock options                       --                    17
  Payment of dividends on mandatorily redeemable
     preferred stock                                                --                (1,875)
                                                             ---------             ---------

     Net cash (used in) provided by financing activities           (76)                2,334
                                                             ---------             ---------

Effect of exchange rate changes on cash and
  cash equivalents                                                (674)                  (31)
                                                             ---------             ---------

     Net decrease in cash and cash equivalents                 (11,792)              (20,884)

Cash and cash equivalents, beginning of the period              49,710                27,790
                                                             ---------             ---------

Cash and cash equivalents, end of period                     $  37,918             $   6,906
                                                             =========             =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at February 28, 1995 and the results of operations and cash flows for the three months ended February 28, 1995 and February 28, 1994. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 2.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                   THREE MONTHS ENDED FEBRUARY 28,
                                                                   -------------------------------
                                                                      1995                 1994
                                                                   ------------       ------------
                                                                            (IN THOUSANDS)
      CASH (RECEIVED) PAID DURING THE PERIOD FOR:
         INTEREST, NET                                              $   (622)          $       16
                                                                    ========           ==========
         INCOME TAXES, NET                                          $     --           $      (12)
                                                                    ========           ==========

      NONCASH FINANCING ACTIVITY:
         DIVIDENDS ACCRUED ON MANDATORILY
           REDEEMABLE PREFERRED STOCK                               $  1,875          $        --
                                                                    ========          ===========

NOTE 3.      ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                                   FEBRUARY 28,        NOVEMBER 30,
                                                                       1995                1994
                                                                   ------------        ------------
                                                                            (IN THOUSANDS)
    TRADE RECEIVABLES
         DOMESTIC                                                    $35,056              $55,531
         INTERNATIONAL                                                30,946               24,552
                                                                     -------              -------
            TOTAL TRADE RECEIVABLES                                   66,002               80,083

    OTHER RECEIVABLES                                                  2,831                3,676
                                                                     -------              -------
                                                                      68,833               83,759
    LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
       AND MERCHANDISE RETURNS                                        (6,445)              (6,475)
                                                                     -------              -------

                                                                     $62,388              $77,284
                                                                     =======              =======

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.  INCOME TAXES

     At February 28, 1995, deferred tax assets totaled approximately $51.4 million. A valuation allowance has been established against the entire deferred tax asset balance.

     For the period ended February 28, 1995, the difference between the tax benefit computed based on applying the U.S. statutory income tax rate to the loss from continuing operations before income taxes and the recorded benefit was primarily due to the nonrecognition of tax benefits for operating losses which are not likely to be realized under the standards of SFAS No. 109.

NOTE 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                                FEBRUARY 28,              NOVEMBER 30,
                                                                    1995                      1994
                                                                ------------              ------------
                                                                             (IN THOUSANDS)
    ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                 $31,462                     $32,251
    ACCRUED INVENTORY PURCHASES                                     14,058                      11,327
    ACCRUED NON-RECURRING CHARGES                                    2,081                       2,435
                                                                   -------                     -------
                                                                   $47,601                     $46,013
                                                                   =======                     =======

     Accounts payable include issued but uncleared checks of $2.0 million and $3.0 million at February 28, 1995 and November 30, 1994, respectively.

NOTE 6.   BANK BORROWINGS

     The Company has a three-year $75.0 million revolving line of credit with BankAmerica Business Credit, Inc. for loans and letters of credit which is scheduled to expire in November 1996 (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. Under the terms of the Revolving Facility (as amended to date), the Company was required to maintain as of February 28, 1995 Adjusted Tangible Net Worth (as defined in the Revolving Facility) of at least $150.0 million, which for this purpose excludes the $50 million, 7 3/4% convertible subordinated debentures from the Company's liabilities. At February 28, 1995, the Company's Adjusted Tangible Net Worth was $152.2 million.
     There were no domestic cash borrowings under the Revolving Facility at any time during the quarter ended February 28, 1995. At February 28, 1995, approximately $23.4 million of letters of credit were outstanding and approximately $34.2 million was available for borrowings under the Revolving Facility.

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The Company's foreign subsidiaries have the following credit facilities, denominated in their respective local currency and converted to U.S. dollars at the end-of-period exchange rates, which are secured by certain assets of the respective subsidiary and guaranteed by the Company:

                                         AMOUNT OF FACILITY
                          ---------------------------------------------              OUTSTANDING AT
(IN MILLIONS)                                      SUBLIMITS                        FEBRUARY 28, 1995
                                             --------------------------          -----------------------
                            TOTAL                              LETTERS                          LETTERS
      COUNTRY             AVAILABLE          BORROWINGS       OF CREDIT          BORROWINGS    OF CREDIT
      -------             ---------          ----------       ---------          ----------    ---------
    GERMANY                   $8.6               $4.3           $4.3                  --         $0.1
    NETHERLANDS               $4.9                 --             --                $0.5           --

      The weighted average interest rates for the quarter ended February 28, 1995, as defined in the respective credit facility agreements and adjusted for current market conditions, for Germany and the Netherlands were 8.5% and 6.9%, respectively.


NOTE 7. SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

      As long as shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") remain outstanding, the holders of such shares are entitled to receive, when, as and if declared by the Board of Directors out of assets of the Company legally available therefor, cumulative cash dividends at an annual rate of 7.5% (if in arrears, compounded quarterly at a rate of 8.625% per annum with respect to dividends in arrears, through the date of payment of such arrearages), payable quarterly in arrears on the last business day of February, May, August and November.

       The Company determined it was in its best interest not to, and it did not, pay the $1.875 million dividend on the Series A Preferred Stock due on February 28, 1995 to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series A Preferred Stock. As of April 14, 1995, such dividend arrearage amounted to $1.895 million.

      If an amount equal to three full quarterly dividends with respect to the Series A Preferred Stock is at any time in arrears (provided certain conditions are satisfied), the number of directors will be increased by four and the holders of the Series A Preferred Stock will be entitled to elect the additional four directors. Such additional directors will continue in office and the holders of Series A Preferred Stock will continue to have such additional voting rights until such time as all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full, at which time the terms of such additional directors will expire.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

      Pursuant to a Sourcing Agreement, dated as of April 28, 1992 (the "Sourcing Agreement"), an affiliate of Pentland Ventures, Ltd. ("Pentland") was appointed as the sourcing representative of the Company with respect to certain footwear manufacturers located in various countries in the Far East.
In consideration of its services under the Sourcing Agreement, the Pentland affiliate receives a sourcing fee based on the aggregate U.S. dollar price of products manufactured for the Company by manufacturers sourced by the Pentland
affiliate.   Pursuant to a Supplemental to the Sourcing Agreement entered into in March 1995, (i) the term of the Sourcing Agreement was extended from December 31, 1995 to December 31, 1997, (ii) the minimum annual sourcing fee was reduced effective as of January 1, 1995, and (iii) the Company is permitted to use other sourcing representatives with respect to footwear manufacturers located in the Far East.

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 9. SUBSEQUENT EVENT

      In January 1995, the Company announced an agreement to acquire Ryka, Inc. ("Ryka"). Ryka is a publicly held, Massachusetts based company which designs, develops and markets high performance athletic footwear specifically for women.

      On March 31, 1995, Ryka filed its Annual Report on Form 10-K for the year ended December 31, 1994 (the Ryka "Form 10-K"), with the Securities and Exchange Commission. The Ryka Form 10-K reported, among other things, (i) that Ryka was in default under its letter of credit financing arrangement with Pro-Specs America Corporation, (ii) that Ryka was experiencing a critical cash shortage, (iii) that Ryka had net losses for the year ended December 31, 1994 of $0.5 million on revenues of $16.3 million, (iv) that Ryka expected to incur substantial losses in both the first and second quarters of 1995, and (v) that unless Ryka could obtain short term financing arrangements for the first and second quarters of 1995, there was substantial doubt that Ryka could continue in business until the acquisition was consummated.

      On April 5, 1995, the Company's management met with management of Ryka to discuss Ryka's financial situation and proposed operating plans. Thereafter, the Company's management met with representatives of Ryka (including their financial and legal advisors) to discuss renegotiating the terms of the Merger Agreement and providing short-term financing to meet Ryka's anticipated liquidity needs. On April 6, 1995, the Company sent to Ryka a letter postponing the exercise of the Company's right to terminate its agreement with Ryka in light of the continuing discussions between the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to years are to fiscal years ending November 30, 1995 and 1994, as applicable.

NET SALES

         In the first quarter of 1995, the number of pairs sold worldwide decreased by 39.6% to 3.9 million pairs from 6.5 million pairs in the first quarter of 1994. Net sales decreased by 42.4% to $69.4 million from $120.4 million. Domestic net sales in the first quarter of 1995 decreased by 56.4% compared to the same period in 1994. International net sales, which accounted for approximately 42.4% of the Company's total net sales in the first quarter of 1995, increased by 2.6% compared to the same period in 1994.

      The following table sets forth certain information regarding the Company's net sales:

  THREE MONTHS ENDED FEBRUARY 28,                                       NET SALES
  -------------------------------                    -------------------------------------------------
                                                            1995                          1994
                                                     -------------------          --------------------
                                                                  (DOLLARS IN THOUSANDS)
    DOMESTIC FOOTWEAR
         CHILDREN'S                                   $29,109        42%          $ 44,776        37%
         WOMEN'S                                        6,004         9%            20,148        17
         MEN'S                                          4,533         7             26,506        22
    OTHER                                                 351         -                357         -
                                                      -------       ---           --------       ---
         TOTAL DOMESTIC SALES                          39,997        58             91,787        76
    INTERNATIONAL FOOTWEAR AND OTHER                   29,395        42             28,649        24
                                                      -------       ---           --------       ---
         TOTAL NET SALES                              $69,392       100%          $120,436       100%
                                                      =======       ===           ========       ===

    The following table sets forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the 1995 period as compared to the same period of 1994:

  THREE MONTHS ENDED FEBRUARY 28,                                   VOLUME OF FOOTWEAR SOLD
  -------------------------------                                   -----------------------
                                                                 CHANGES BETWEEN 1995 AND 1994
                                                     ---------------------------------------------------
                                                     DOMESTIC              INTERNATIONAL           TOTAL
                                                     --------              -------------          ------
    CHILDREN'S                                        (30.2%)                   5.2%              (22.4%)
    WOMEN'S                                           (68.5%)                 (15.3%)             (53.3%)
    MEN'S                                             (75.3%)                 (10.3%)             (58.3%)

         TOTAL VOLUME DECREASE                        (50.9%)                  (5.2%)             (39.6%)

    The decrease in domestic net sales was primarily attributable to (1) sales of $18.7 million (1.2 million pairs) of selected excess inventory to Wal-Mart in the first quarter of 1994, (2) sales of approximately $12.0 million of a newly introduced men's product line in the first quarter of 1994 without a comparable introduction in the first quarter of 1995, (3) lower domestic sales of children's lighted product in the first quarter of 1995 compared to the first quarter of 1994, (4) a decrease in the sales volume of women's and men's shoes sold due to reduced customer demand, and (5) a decrease of $2.20 in the average selling price per pair domestically, due primarily to reduced average selling prices per pair for the children's and men's lines.

    Sales of the Company's children's lighted shoes decreased by $5.6 million to $32.5 million in the first quarter of 1995 from $38.1 million in the comparable prior year period. A decrease in domestic sales of children's lighted product of $10.0 million was partially offset by strong international sales of children's lighted product, which increased by $4.4 million in the first quarter of 1995 compared to the first quarter of 1994. The Company's domestic sales of children's lighted product were negatively impacted by heavy inventory levels at retailers, lower priced lighted shoes offered by competitors and the possible effect of adverse publicity regarding selected children's lighted shoes manufactured prior to May 1994 which utilized motion-activated switches containing mercury. In addition, the Company's $80 million minimum 1995 purchase commitment from Wal-Mart is not spread evenly over the Company's fiscal year. The Company shipped $4.5 million to Wal-Mart during the first quarter of 1995.

GROSS MARGIN

      The gross margin for the first quarter of 1995 improved to 29.9% from 29.0% for the same period in the prior year. The improvement resulted from an increase in domestic margins to 30.2% from 27.7% in the prior year quarter. Although the average domestic selling price decreased by $2.20 per pair during the first quarter of 1995 in comparison to the comparable prior year period, the average domestic unit cost dropped proportionally by $2.12 per pair. The Company realized strong margins in 1995 on its children's lighted product and value priced shoes, and offset losses on any discontinued product against previously established inventory reserves. The increase in the domestic gross margin was partially offset by a decrease in international margins to 29.4% in the first quarter of 1995 from 33.3% in the first quarter of 1994, primarily attributable to approximately $1.4 million in air freight expense incurred to meet customer delivery schedules due to production delays. The negative impact of the air freight expense was partly reduced by the strong international sales of children's lighted product in the first quarter of 1995 compared to the same period in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Total selling, general and administrative expenses decreased by $3.3 million or 9.1% to $32.7 million in the first quarter of 1995 compared to $36.0 million for the comparable prior year period. Domestic selling, general and administrative expenses decreased by $4.8 million or 16.4% to $24.2 million in the first quarter of 1995 compared to $28.9 million for the comparable prior year period. The decrease is primarily due to three factors: (1) a $1.9 million timing difference in advertising; the Company launched a national women's television and print campaign at the beginning of the second quarter of 1995, (2) a reduction in product sourcing fees and (3) a $1.2 million reduction in selling and distribution expenses as a result of the decrease in domestic sales. These decreases were partially offset by increased international operating expenses (versus the comparable prior year period) of $1.5 million, primarily associated with the Company's acquisition of a Mexican subsidiary in the second quarter of 1994 and the Far East joint venture, which was in the start-up phase during the first quarter of 1994.

      Despite the overall decrease in selling, general and administrative expenses, as a percentage of net sales, such expenses increased to 47.2% in the first quarter of 1995 from 29.9% in the comparable 1994 period primarily due to the 42.4% decrease in net sales. Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volume as a substantial portion of such expenses are (i) fixed in nature, such as compensation and benefits for management and administrative personnel, rent, insurance, depreciation and other overhead charges or (ii) incurred to benefit future periods, such as media, advertising and trade show expenses.

INTEREST EXPENSE (INCOME), NET

      Interest expense of $1.0 million and $1.2 million for the three months ended February 28, 1995 and 1994 primarily related to (i) interest costs on the $50 million, 7 3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992 and (ii) short-term borrowings of the Company's wholly-owned foreign subsidiaries.

      Interest income increased by $0.6 million to $0.7 million during the first quarter of 1995 compared to $0.1 million in the first quarter of 1994 primarily as a result of earning higher interest rates on increased average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

      The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                                      FEBRUARY 28,                  NOVEMBER 30,
                                                          1995                          1994
                                                    ----------------              ----------------
                                                                 (DOLLARS IN THOUSANDS)
CASH AND CASH EQUIVALENTS                              $  37,918                      $ 49,710
WORKING CAPITAL                                          133,899                       147,848

OUTSTANDING LETTERS OF CREDIT                             23,569                        36,699
CONVERTIBLE SUBORDINATED DEBENTURES                       50,000                        50,000
MANDATORILY REDEEMABLE PREFERRED STOCK                   100,000                       100,000


                                                                   THREE MONTHS ENDED
                                                    ----------------------------------------------
                                                      FEBRUARY 28,                  FEBRUARY 28,
                                                          1995                          1994
                                                     --------------                --------------
                                                                 (DOLLARS IN THOUSANDS)
AVERAGE DAILY SHORT-TERM BORROWINGS                      $   281                    $    4,728
WEIGHTED AVERAGE INTEREST RATES                              8.2%                          7.5%

      Cash and cash equivalent balances decreased by $11.8 million from November 30, 1994 to a balance of $37.9 million at February 28, 1995 primarily due to a seasonal increase in inventory levels and funding of the 1995 first quarter operating loss partially offset by a net reduction in accounts receivable. Inventory increased from $57.6 million (5.4 million pairs) at November 30, 1994 to $72.1 million (6.4 million pairs) at February 28, 1995 due to purchasing Spring 1995 products in anticipation of second quarter sales. Accounts receivable decreased from $77.3 million at November 30, 1994 to $62.4 million at February 28, 1995 primarily as a result of reduced sales experienced in the first quarter of 1995 versus the fourth quarter of 1994.

      The Company has a three-year $75.0 million revolving line of credit with BankAmerica Business Credit, Inc. for loans and letters of credit which is scheduled to expire in November 1996 (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. Under the terms of the Revolving Facility (as amended to date), the Company was required to maintain as of February 28, 1995 Adjusted Tangible Net Worth (as defined in the Revolving Facility) of at least $150.0 million, which for this purpose excludes the $50 million, 7 3/4% convertible subordinated debentures from the Company's liabilities. At February 28, 1995, the Company's Adjusted Tangible Net Worth was $152.2 million.
      There were no domestic cash borrowings under the Revolving Facility at any time during the quarter ended February 28, 1995. At February 28, 1995, approximately $23.4 million of letters of credit were outstanding and approximately $34.2 million was available for borrowings under the Revolving Facility.

      The Company's foreign subsidiaries have the following credit facilities, denominated in their respective local currency and converted to U.S. dollars at the end-of-period exchange rates, which are secured by certain assets of the respective subsidiary and guaranteed by the Company:

                                       AMOUNT OF FACILITY
                         ----------------------------------------------               OUTSTANDING AT
(IN MILLIONS)                                         SUBLIMITS                      FEBRUARY 28, 1995
                                             --------------------------          -----------------------
                            TOTAL                              LETTERS              CASH        LETTERS
      COUNTRY             AVAILABLE          BORROWINGS       OF CREDIT          BORROWINGS    OF CREDIT
      -------             ---------          ----------       ---------          ----------    ---------
    GERMANY                   $8.6               $4.3           $4.3                  --          $0.1
    NETHERLANDS               $4.9                 --             --                $0.5            --

      The weighted average interest rates for the quarter ended February 29, 1995, as defined in the respective credit facility agreements and adjusted for current market conditions, for Germany and the Netherlands were 8.5% and 6.9%, respectively.

      The short-term and long-term liquidity of the Company is contingent primarily on the Company's future operating results and certain other factors. The Company believes that its present funding sources are sufficient to sustain the Company's anticipated short-term and long-term liquidity needs. These needs are based on a number of factors including the size of the business and related working capital needs, the extent of the international subsidiaries' funding requirements, the extent to which the Company seeks to acquire or license other footwear brands and the level of domestic operating costs. In the event that the Company's future operating results fall below management's expectations, additional sources of working capital funding may be necessary and difficult to obtain. The Company may also need additional financing for future acquisitions which may be hard to secure.

FUTURE OUTLOOK

      The Company's marketing and promotional efforts in 1995 will be directed towards re-establishing the women's brand and capitalizing on the strength of the children's business. A national television and print campaign was launched in March 1995 directed toward women. Children's television commercials will air throughout the year.

      The Company will try to increase sales velocity (1) through its advertising and marketing campaigns, (2) delivering Back-To-School ("BTS") "future" orders early to key customers to promote additional "at-once" orders and (3) through promotional programs designed to stimulate sell through at the retail level. Demand from retailers for the Company's 1995 Back-To-School ("BTS") products, which will ship primarily in the second and third fiscal quarters, will be critical to the Company's financial performance during the balance of the year. Management believes that increased competition at lower price points may create increased pricing pressure in the market place which could result in reductions in selling prices.

      At March 31, 1995, the combined domestic and international backlog of orders for shipments scheduled primarily during the April through August 1995 period was $166.2 million, $82.2 million of which represents "future orders" for the new BTS product scheduled to ship during the Company's 1995 third fiscal quarter. The backlog at March 31, 1994 for the comparable prior year shipping period was $156.7 million, $101.1 million of which represented orders scheduled to ship during the 1994 third fiscal quarter. In June 1994, the Company entered into an agreement with Wal-Mart for the anticipated purchase of a minimum of $80 million of L.A. Gear branded footwear for each of the 1995, 1996 and 1997 fiscal years (subject to reduction in 1996 and 1997 if sell-through does not meet designated targets). The March 31, 1995 backlog includes $73.5 million of the $80 million minimum 1995 Wal-Mart purchase commitment. The Wal-Mart agreement does not provide for the sale of any L.A. Gear lighted footwear products. Approximately 24.6% of total backlog orders at March 31, 1995 were for children's shoes containing lighted technology compared to 44.9% of the March 31, 1994 backlog. Children's lights as a percentage of the total March 31, 1995 backlog, excluding Wal-Mart orders, were 44.0%. The Company's backlog of non-lighted footwear products at March 31, 1995 represented a 45.2% increase from its non-lighted backlog at March 31, 1994. Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments.

      The Company believes that the industry is beginning a consolidation phase. Accordingly, the Company seeks to implement its "L.A. Brands" strategy aimed at recognizing and capitalizing on opportunities to expand its product lines and distribution channels through the acquisition of other footwear brands and the licensing of key trade names. In January 1995, the Company announced an agreement to acquire Ryka Inc., the first step in the implementation of the "L.A. Brands" strategy. In early April 1995, the Company's management met with the management of Ryka to discuss Ryka's financial situation and proposed operating plans, in light of Ryka's disclosure on March 31, 1995, that, among other things, that unless Ryka could obtain short term financing arrangements there was substantial doubt that Ryka could continue in business until the acquisition was consummated. On April 6, 1995, the Company sent a letter to Ryka postponing the exercise of the Company's right to terminate its agreement with Ryka in light of the continuing discussions between the parties.

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

      - Not applicable

ITEM 2 - CHANGES IN SECURITIES

      -  Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      - As long as shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") remain outstanding, the holders of such shares are entitled to receive, when, as and if declared by the Board of Directors out of assets of the Company legally available therefor, cumulative cash dividends at an annual rate of 7.5% (if in arrears, compounded quarterly at a rate of 8.625% per annum with respect to dividends in arrears, through the date of payment of such arrearages), payable quarterly in arrears on the last business day of February, May, August and November.

         The Company determined it was in its best interest not to, and it did not, pay the $1.875 million dividend on the Series A Preferred Stock due February 28, 1995 to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series A Preferred Stock. As of April 14, 1995, such dividend arrearage amounted to $1.895 million.

         If an amount equal to three full quarterly dividends with respect to the Series A Preferred Stock is at any time in arrears (provided certain conditions are satisfied), the number of directors will be increased by four and the holders of the Series A Preferred Stock will be entitled to elect the additional four directors. Such additional directors will continue in office and the holders of Series A Preferred Stock will continue to have such additional voting rights until such time as all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full, at which time the terms of such additional directors will expire.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      -  Not applicable.


ITEM 5 - OTHER INFORMATION

      -  Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          10.1 Agreement, dated March 14, 1995, between Mark R. Goldston and the Company.

          10.2 Supplemental, dated as of January 1, 1995, to Sourcing Agreement, dated April 28, 1992, between the Company and LASCO Sports Limited. Portions of this Supplemental and the underlying agreement have been omitted and filed separately with the Commission pursuant to request for confidential treatment.

          27.1      Financial Data Schedule

      (b) Reports on Form 8-K:

          1. The Company filed a current report on Form 8-K on January 26, 1995, under Item 5. - Other Events, with respect to the Third Amendment to Loan and Security Agreement entered into between the Company and BankAmerica Business Credit Inc. which amends the terms of the existing revolving line of credit.

          2. The Company filed a current report on Form 8-K on January 31, 1995, under Item 5. - Other Events, with respect to the Company and its wholly-owned subsidiary, Brands Acquisition Corporation, entering into an Agreement and Plan of Merger with Ryka Inc.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: April 14, 1995                       L.A. GEAR, INC.
       --------------

                                            By:  /s/ William L. Benford
                                                 -------------------------
                                                 William L. Benford
                                                 President and
                                                 Chief Operating Officer

                                 EXHIBIT INDEX

Exhibit No.                                           Document                               Page No.
- -----------                                           --------                               --------
   10.1                           Agreement, dated March 14, 1995,
                                  between Mark R. Goldston and the Company.                    19

   10.2                           Supplemental, dated as of January 1, 1995,
                                  to Sourcing Agreement, dated April 28, 1992,
                                  between the Company and LASCO Sports Limited.
                                  Portions of this Supplemental and the underlying
                                  agreement have been omitted and filed separately
                                  with the Commission pursuant to request for
                                  confidential treatment.                                      41

   27.1                           Financial Data Schedule                                      45