Form 10-Q
period 1995-05-31
LA GEAR INC
filed 1995-07-17
CIK 793937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______TO_______

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
                                               Yes  X   No
                                                   ---     ---

The number of shares outstanding of the registrant's Common Stock, no par value, at July 11, 1995 was 22,936,433 shares.

                                 L.A. GEAR, INC.
                                TABLE OF CONTENTS
              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

PART I.      FINANCIAL INFORMATION                                                                Page
- -------      ---------------------                                                                ----
Item 1.      Financial Statements

                Consolidated Condensed Balance Sheets at                                            3
                    May 31, 1995 and November 30, 1994

                Consolidated Condensed Statements of Operations and Accumulated Deficit
                    for the three months ended May 31, 1995 and May 31, 1994                        4

                Consolidated Condensed Statements of Operations and Accumulated Deficit
                    for the six months ended May 31, 1995 and May 31, 1994                          5

                Consolidated Condensed Statements of Cash Flows for the
                    six months ended May 31, 1995 and May 31, 1994                                  6

                Notes to Consolidated Condensed Financial Statements                                7

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                          10

PART II.     OTHER INFORMATION
- --------     -----------------

Item 1.      Legal Proceedings                                                                     15

Item 2.      Changes in Securities                                                                 15

Item 3.      Defaults Upon Senior Securities                                                       15

Item 4.      Submission of Matters to a Vote of Security Holders                                   15

Item 5.      Other Information                                                                     16

Item 6.      Exhibits and Reports on Form 8-K                                                      16

Signature                                                                                          17

Exhibit Index                                                                                      18

                        L.A. GEAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   May 31,        November 30,
                                                                    1995             1994
                                                                  ---------       ------------
                                                                 (unaudited)
     ASSETS
Current assets:
  Cash and cash equivalents                                       $  23,769        $  49,710
  Accounts receivable, net                                           67,381           77,284
  Inventories                                                        70,233           57,597
  Prepaid expenses and other current assets                           8,523            9,827
                                                                  ---------        ---------
          Total current assets                                      169,906          194,418

Property and equipment and other assets, net                         16,401           17,728
Goodwill, net                                                        12,854           12,317
                                                                  ---------        ---------
                                                                  $ 199,161        $ 224,463
                                                                  =========        =========

     LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
       STOCK AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                        $  41,865        $  46,013
  Borrowings under international credit facilities                      893              557
                                                                  ---------        ---------
          Total current liabilities                                  42,758           46,570

7-3/4% convertible subordinated debentures due 2002                  50,000           50,000

Minority interest                                                     8,751            9,744

Mandatorily redeemable preferred stock:
  7.5% Series A cumulative convertible preferred stock,
     $100 stated value; 1,000,000 shares authorized, issued
     and outstanding; redemption value of $100 per share            100,000          100,000

Shareholders' (deficit) equity:
  Common stock, no par value; 80,000,000 shares authorized;
     22,936,433 shares issued and outstanding at May 31,
     1995 and November 30, 1994                                     128,093          128,093
  Preferred stock, no stated value; 9,000,000 shares
      authorized; no shares issued                                       --               --
  Cumulative currency translation adjustment                          1,041              194
  Accumulated deficit                                              (131,482)        (110,138)
                                                                  ---------        ---------
          Total shareholders' (deficit) equity                       (2,348)          18,149
                                                                  ---------        ---------
                                                                  $ 199,161        $ 224,463
                                                                  =========        =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         Three months ended May 31,
                                                         --------------------------
                                                           1995              1994
                                                         ---------         --------
Net sales                                                $  79,014         $ 84,248
Cost of sales                                               54,044           60,591
                                                         ---------         --------
     Gross profit                                           24,970           23,657

Selling, general and administrative expenses                32,644           35,124
Litigation settlement income                                (1,875)            (302)
Interest expense, net                                          415              885
                                                         ---------         --------
     Loss before income taxes and minority interest         (6,214)         (12,050)

Income taxes                                                    --               --
Minority interest                                              303              285
                                                         ---------         --------
     Net loss                                               (5,911)         (11,765)

Dividends on mandatorily
  redeemable preferred stock                                (1,916)          (1,875)
                                                         ---------         --------
     Loss applicable to common stock                        (7,827)         (13,640)

Accumulated deficit, beginning of period                  (123,655)         (84,345)
                                                         ---------         --------
Accumulated deficit, end of period                       $(131,482)        $(97,985)
                                                         ---------         --------
Loss per common share                                    $   (0.34)        $  (0.59)
                                                         ---------         --------
Weighted average common shares outstanding                  22,937           22,936
                                                         ---------         --------


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            Six months ended May 31,
                                                          --------------------------
                                                             1995            1994
                                                          ---------        ---------
Net sales                                                 $ 148,406        $ 204,684
Cost of sales                                               102,696          146,118
                                                          ---------        ---------
     Gross profit                                            45,710           58,566

Selling, general and administrative expenses                 65,388           71,196
Litigation settlement income                                 (1,875)            (356)
Interest expense, net                                           742            1,974
                                                          ---------        ---------
     Loss before income taxes and minority interest         (18,545)         (14,248)

Income taxes                                                     --               --
Minority interest                                               992              456
                                                          ---------        ---------
     Net loss                                               (17,553)         (13,792)

Dividends on mandatorily
  redeemable preferred stock                                 (3,791)          (3,750)
                                                          ---------        ---------
     Loss applicable to common stock                        (21,344)         (17,542)

Accumulated deficit, beginning of period                   (110,138)         (80,443)
                                                          ---------        ---------
Accumulated deficit, end of period                        $(131,482)       $ (97,985)
                                                          ---------        ---------
Loss per common share                                     $   (0.93)       $   (0.76)
                                                          ---------        ---------
Weighted average common shares outstanding                   22,937           22,936
                                                          =========        =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Six months ended May 31,
                                                                             ------------------------
                                                                               1995            1994
                                                                             --------        --------
Net cash (used in) provided by operating activities                          $(23,336)       $ 24,013
                                                                             --------        --------
Investing activities:

     Capital expenditures                                                      (2,464)         (1,469)
                                                                             --------        --------
Financing activities:

   Net borrowings (repayments) under international credit facilities              266          (2,706)
   Proceeds from minority's investment in joint venture                            --           4,850
   Payment of dividends on mandatorily redeemable
       preferred stock                                                             --          (3,750)
   Proceeds from the exercise of stock options                                     --              17
                                                                             --------        --------
                 Net cash provided by (used in) financing activities              266          (1,589)
                                                                             --------        --------
Effect of exchange rate changes on cash and
               cash equivalents                                                  (407)           (384)
                                                                             --------        --------
                  Net (decrease) increase in cash and cash equivalents        (25,941)         20,571

Cash and cash equivalents at beginning of period                               49,710          27,790
                                                                             --------        --------
Cash and cash equivalents at end of period                                   $ 23,769        $ 48,361
                                                                             --------        --------


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at May 31, 1995, the results of operations for the three months and six months ended May 31, 1995 and 1994 and the cash flows for the six months ended May 31, 1995 and 1994. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 2.  LITIGATION SETTLEMENT INCOME

      In the second quarter of 1995, the Company recorded net litigation settlement income of $1.9 million, $1.6 million of which was in connection with the settlement of a patent infringement action.

NOTE 3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  SIX MONTHS ENDED MAY 31,
                                                  ------------------------
                                                   1995              1994
                                                  ------            ------
                                                       (IN THOUSANDS)
CASH PAID DURING THE PERIOD FOR:
  INTEREST, NET                                   $  767            $1,875
                                                  ------            ------
  INCOME TAXES, NET                               $   11            $  469
                                                  ------            ------

NONCASH INVESTING ACTIVITY:
  DIVIDENDS ACCRUED ON MANDATORILY
     REDEEMABLE PREFERRED STOCK                   $3,791            $   --
                                                  ------            ------
  ACQUISITION OF MEXICAN DISTRIBUTOR'S ASSETS     $   --            $1,953
                                                  ------            ------

NOTE 4.   ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                            MAY 31,       NOVEMBER 30,
                                             1995            1994
                                           --------       ------------
                                                 (IN THOUSANDS)
TRADE RECEIVABLES
     DOMESTIC                              $42,890           $55,531
     INTERNATIONAL                          27,989            24,552
                                           -------           -------
        TOTAL TRADE RECEIVABLES             70,879            80,083

OTHER RECEIVABLES                            3,947             3,676
                                           -------           -------
                                            74,826            83,759
LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
   AND MERCHANDISE RETURNS                  (7,445)           (6,475)
                                           -------           -------
                                           $67,381           $77,284
                                           =======           =======


                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 5.  INCOME TAXES

     At May 31, 1995 deferred tax assets totaled approximately $53.5 million. A valuation allowance has been established against the entire deferred tax asset balance.

     For the period ended May 31, 1995, the difference between the tax benefit computed based on applying the U.S. statutory income tax rate to the loss before income taxes, minority interest and the recorded benefit was primarily due to the nonrecognition of tax benefits for operating losses as evaluated under the provisions of SFAS No. 109.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                    MAY 31,           NOVEMBER 30,
                                                     1995                 1994
                                                    -------           ------------
                                                           (IN THOUSANDS)
ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES      $26,072              $32,251
ACCRUED INVENTORY PURCHASES                          15,669               11,327
ACCRUED NON-RECURRING CHARGES                           124                2,435
                                                    -------              -------
                                                    $41,865              $46,013
                                                    =======              =======

     Accounts payable include issued but uncleared checks of $1.8 million and $3.0 million at May 31, 1995 and November 30, 1994, respectively.

NOTE 7.  BANK BORROWINGS

     The Company has a three-year, $75 million revolving line of credit with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit which is scheduled to expire in November 1996 (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. Under the terms of the Revolving Facility (as amended to date), the Company was required to maintain as of May 31, 1995 Adjusted Tangible Net Worth (as defined in the Revolving Facility) of at least $135.0 million, which for this purpose includes the $50 million, 7-3/4% convertible subordinated debentures. At May 31, 1995, the Company's Adjusted Tangible Net Worth was $135.8 million. The Company may incur cash borrowings up to $10 million. There were no domestic cash borrowings under the Revolving Facility at any time during the six months ended May 31, 1995 and as of that date, approximately $40.9 million of letters of credit were outstanding.

    In June 1995 the credit facility of the Company's German subsidiary, denominated in local currency and converted to United States dollars at the end of the period exchange rate, was reduced from approximately $8.8 million to $1.4 million. During the six months ended May 31, 1995 the maximum borrowing at any time amounted to approximately $1.4 million and the balance outstanding at May 31, 1995 was approximately $0.9 million. The weighted average interest rates, as defined in the agreement and adjusted for current market conditions, were 8.5% for both the quarter and six months ended May 31, 1995. Also, in June 1995 the credit facility of the Company's Netherlands subsidiary was canceled. There was no outstanding balance at May 31, 1995 and the maximum borrowing at any time during the six months ending May 31, 1995 amounted to $0.6 million. The Company believes that it has the ability to meet the financing needs, if any, of both the German and Netherlands subsidiaries for the foreseeable future.

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

       The Company determined it was in its best interest not to, and it did not, pay the $1.875 million dividend on the Series A Preferred Stock due on each of February 28, 1995 and May 31, 1995 to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series A Preferred Stock. As of July 14, 1995, such dividend arrearage amounted to a total of $3.831 million.

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

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to years are to fiscal years ending November 30, 1995 or 1994, as applicable.

NET SALES

      In the second quarter of 1995 the Company's net sales decreased 6.2% to $79.0 million compared to $84.2 million in the second quarter of 1994. For the six months ended May 31, 1995, the Company's net sales decreased 27.5% to $148.4 million compared to $204.7 million in the year earlier period. The sales decline during the first half of 1995 is primarily due to a 24.1% drop in the number of pairs sold worldwide. Domestic net sales in the second quarter and six months ended May 31, 1995 decreased by 7.1% and 37.5% from the comparable 1994 periods, respectively. Net international sales, which accounted for approximately 32.9% and 37.3% of the Company's total net sales for the quarter and six months ended May 31, 1995, respectively, decreased by 4.3% and 0.8% from the comparable 1994 periods.

      The following tables set forth certain information regarding the Company's net sales:


THREE MONTHS ENDED MAY 31,                                           NET SALES
- --------------------------                           ----------------------------------------
                                                          1995                     1994
                                                     ---------------         ----------------
                                                              (DOLLARS IN THOUSANDS)
DOMESTIC FOOTWEAR
     CHILDREN'S                                      $ 26,020    33%         $ 35,004     42%
     WOMEN'S                                           14,203    18            13,515     16
     MEN'S                                             12,133    15             7,963      9
OTHER                                                     676     1               616      1
                                                     --------   ---          --------    ---
     TOTAL DOMESTIC SALES                              53,032    67            57,098     68
INTERNATIONAL FOOTWEAR AND OTHER                       25,982    33            27,150     32
                                                     --------   ---          --------    ---
     TOTAL NET SALES                                 $ 79,014   100%         $ 84,248    100%
                                                     ========   ===          ========    ===


SIX MONTHS ENDED MAY 31,                                            NET SALES
- ------------------------                             ----------------------------------------
                                                          1995                     1994
                                                     ---------------         ----------------
                                                              (DOLLARS IN THOUSANDS)
DOMESTIC FOOTWEAR

     CHILDREN'S                                      $ 55,397    37%         $ 79,866     39%
     WOMEN'S                                           20,074    14            33,671     16
     MEN'S                                             16,531    11            34,375     17
OTHER                                                   1,027     1               973      1
                                                     --------   ---          --------    ---
     TOTAL DOMESTIC SALES                              93,029    63           148,885     73
INTERNATIONAL FOOTWEAR AND OTHER                       55,377    37            55,799     27
                                                     --------   ---          --------    ---
     TOTAL NET SALES                                 $148,406   100%         $204,684    100%
                                                     ========   ===          ========    ===

      The following tables set forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the 1995 period as compared to the same period of 1994:


THREE MONTHS ENDED MAY 31,                           VOLUME OF FOOTWEAR SOLD
- --------------------------                           -----------------------
                                            INCREASE/(DECREASE) BETWEEN 1995 AND 1994
                                       ---------------------------------------------------
                                        DOMESTIC            INTERNATIONAL           TOTAL
                                       ----------          ---------------         -------
CHILDREN'S                             (18.7%)                  44.5%               (3.8%)
WOMEN'S                                 12.0%                  (39.3%)              (6.1%)
MEN'S                                   26.1%                  (42.4%)              (5.6%)

       TOTAL VOLUME DECREASE            (3.9%)                  (6.9%)              (4.8%)

                                       10


SIX MONTHS ENDED MAY 31,                             VOLUME OF FOOTWEAR SOLD
- ------------------------                             -----------------------
                                            INCREASE/(DECREASE) BETWEEN 1995 AND 1994
                                       ---------------------------------------------------
                                        DOMESTIC            INTERNATIONAL           TOTAL
                                       ----------          ---------------         -------

CHILDREN'S                             (24.8%)                  24.2%              (13.6%)
WOMEN'S                                (34.8%)                 (27.6%)             (32.5%)
MEN'S                                  (43.0%)                 (27.2%)             (37.6%)

     TOTAL VOLUME DECREASE             (31.0%)                  (6.0%)             (24.1%)

    The year to date decrease in domestic net sales resulted principally from
(1) approximately $19.5 million in lower domestic sales of children's lighted product, (2) sales of approximately $12.0 million of a newly introduced men's lighted LEAP GEAR(TM) product line in the first quarter of 1994 without a comparable introduction in the first quarter of 1995, (3) an overall drop in the total number of pairs sold of the Company's children's, women's and men's shoes and (4) a decrease of $1.72 in the average selling price per pair with an associated decrease in the cost per pair.

    Total sales of the Company's children's lighted shoes decreased by $7.7 million and $2.1 million to $65.5 million and $33.0 million during the first half and second quarter of 1995, respectively, compared to the same periods in 1994. Domestic sales of children's lighted product decreased by $19.5 million and $9.5 million in the six months and three months ended May 31, 1995, respectively, compared to the same periods in 1994 due to heavy inventory levels at retailers, lower priced lighted shoes offered by competitors and the possible effect of adverse publicity regarding selected children's lighted shoes manufactured prior to 1994 which utilized motion-activated switches containing mercury. However, internationally there was strong demand for children's lighted product, particularly in Europe and Asia, as sales increased by $11.8 million and $7.4 million in the six months and three months ended May 31, 1995, respectively, compared to the same periods in 1994.

 GROSS MARGIN

    The gross margins for the second quarter and first half of 1995 increased to 31.6% and 30.8% from 28.1% and 28.6% during the comparable periods in 1994. The improvement resulted from an increase in international gross margins to 39.3% and 34.1% in the second quarter and first half of 1995, respectively, from 28.3% and 30.9% in the comparable 1994 periods primarily as a result of the increased demand for children's lighted product. Domestically, gross margins for the second quarter of 1995 decreased slightly to 27.8% from 28.0% and for the first six months of 1995 improved to 28.9% from 27.8% during the comparable periods in 1994. Although the average domestic selling price decreased by $1.72 per pair during the first six months of 1995 in comparison to the prior year period, the average domestic unit cost dropped by $1.50 per pair. The Company realized strong margins in 1995 on its children's lighted product and value priced shoes and partially offset losses on any discontinued product against previously established reserves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Exclusive of a $2.3 million non-recurring charge incurred in May 1994, total selling, general and administrative expenses decreased by $3.5 million or 5.1% to $65.4 million in the first half of 1995 and decreased slightly in the second quarter of 1995 compared to the respective prior year periods. Domestic selling, general and administrative expenses declined by $7.3 million or 13.2% to $48.0 million in the first half of 1995 and by $2.5 million or 9.4% to $23.9 million in the second quarter of 1995 from the comparable prior year periods. In the first half of fiscal 1995 the reduction in domestic expenses was primarily due to: (1) a reduction in product sourcing fees and distribution expenses largely as a result of lower sales and (2) general cost containment efforts.
The reduction in domestic expenses for the second quarter is primarily due to continued cost control and containment efforts.

     The decreases in domestic operating expenses were partially offset by increases in international operating expenses of $3.6 million and $2.1 million for the six months and quarter ended May 31, 1995, respectively. These increases were primarily due to expenses of the Far East joint venture, which was in the start-up phase during the first half of fiscal 1994, expenses of the Company's Mexico subsidiary which was not formed until the second quarter of fiscal 1994 and higher expenses of the European subsidiaries as a result of the increase in the volume of their business.

    Despite the overall decreases in selling, general and administrative expenses, as a percentage of net sales, such expenses (exclusive of non-recurring charges) increased to 41.3% in the second quarter of 1995 and 44.1% for the first half year of 1995 from 39.0% and 33.7% in the comparable 1994 periods.

Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volume as a substantial portion of such expenses are (i) fixed in nature, such as compensation and benefits for management and administrative personnel, rent, insurance, depreciation and other overhead charges or (ii) incurred to benefit future periods, such as media, advertisement and trade show expenses.


INTEREST EXPENSE (INCOME), NET

      Interest expense of $1.0 million and $2.0 million for the three months and six months ended May 31, 1995, respectively, and $1.1 million and $2.3 million for the three months and six months ended May 31, 1994, respectively, primarily related to (i) interest costs on the $50 million, 7-3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992 and
(ii) short-term borrowings of the Company's wholly-owned foreign subsidiaries.

      Interest income increased to $0.6 million and $1.3 million for the three months and six months ended May 31, 1995, respectively, compared to $0.2 million and $0.4 million in the comparable year earlier periods as a result of earning higher interest rates on increased average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

      The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                                  MAY 31,               NOVEMBER 30,
                                                   1995                     1994
                                                ---------               ------------
                                                      (DOLLARS IN THOUSANDS)

CASH AND CASH EQUIVALENTS                       $ 23,769                  $ 49,710
WORKING CAPITAL                                  127,148                   147,848

OUTSTANDING LETTERS OF CREDIT                     42,022                    36,699
CONVERTIBLE SUBORDINATED DEBENTURES               50,000                    50,000
MANDATORILY REDEEMABLE PREFERRED STOCK           100,000                   100,000


                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  MAY 31,                  MAY 31,
                                            ------------------        -----------------
                                             1995       1994          1995       1994
                                            ------     -------        ------   --------

AVERAGE DAILY SHORT-TERM BORROWINGS         $ 232      $4,241         $ 402    $ 5,890
WEIGHTED AVERAGE INTEREST RATES               7.8%        8.6%          8.1%       8.6%

      Cash and cash equivalent balances decreased by $25.9 million from November 30, 1994 to a balance of $23.8 million at May 31, 1995 primarily due to a seasonal increase in inventory levels and the funding of the fiscal 1995 first half operating loss, partially offset by a reduction in accounts receivable from the fiscal 1994 year end. During the first half of 1995, inventory increased from $57.6 million (5.4 million pairs) at November 30, 1994 to $70.2 million (6.8 million pairs) at May 31, 1995 due to the purchase of 1995 Back-to-School products in anticipation of third quarter sales. Net accounts receivable at May 31, 1995 decreased by $9.9 million from November 30, 1994 primarily as a result of reduced sales in the last two months of the 1995 second quarter compared to the last two months of the 1994 fourth quarter.

     The Company has a three-year, $75 million revolving line of credit with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit which is scheduled to expire in November 1996 (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. Under the terms of the Revolving Facility (as amended to date), the Company was required to maintain as of May 31, 1995 Adjusted Tangible Net Worth (as defined in the Revolving Facility) of at least $135.0 million, which for this purpose includes the $50 million, 7-3/4% convertible subordinated debentures. At May 31, 1995, the Company's Adjusted Tangible Net Worth was $135.8 million. The Company may incur cash borrowings up to $10 million. There were no domestic cash borrowings under the Revolving Facility at any time during the six months ended May 31, 1995 and as of that date, approximately $40.9 million of letters of credit were outstanding.

      In June 1995 the credit facility of the Company's German subsidiary, denominated in local currency and converted to United States dollars at the end of the period exchange rate, was reduced from approximately $8.8 million to $1.4 million. During the six months ended May 31, 1995 the maximum borrowing at any time amounted to approximately $1.4 million and the balance outstanding at May 31, 1995 was approximately $0.9 million. The weighted average interest rates, as defined in the agreement and adjusted for current market conditions, were 8.5% for both the quarter and six months ended May 31, 1995. Also, in June 1995 the credit facility of the Company's Netherlands subsidiary was canceled. There was no outstanding balance at May 31, 1995 and the maximum borrowing at any time during the six months ending May 31, 1995 amounted to $0.6 million. The Company believes that it has the ability to meet the financing needs, if any, of both the German and Netherlands subsidiaries for the foreseeable future.

       The Company determined it was in its best interest not to, and it did not, pay the $1.875 million dividend on the Series A Preferred Stock due on each of February 28, 1995 and May 31, 1995 to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series A Preferred Stock. As of July 14, 1995, such dividend arrearage amounted to a total of $3.831 million.

        The short-term and long-term liquidity of the Company is contingent primarily on the Company's future operating results and certain other factors. The Company believes that its present funding sources are sufficient to sustain the Company's anticipated short-term and long-term liquidity needs. These needs are based on a number of factors including the size of the business and related working capital needs, the extent of the international subsidiaries' funding requirements, the extent to which the Company seeks to acquire or license other footwear brands and the level of domestic operating costs. In the event that the Company's future operating results fall below management's expectations, additional sources of working capital funding may be necessary and difficult to obtain. The Company may also need additional financing for future acquisitions which may be difficult to secure.

FUTURE OUTLOOK

      The Company continues to follow the strategic direction to re-establish the women's brand and capitalize on the strength of the children's business. A national television and print campaign was launched in March 1995 directed toward women. The Sales and Marketing departments have been realigned on an interim basis subsequent to the departure of Robert Landes, Executive Vice President-Sales and Marketing, from the Company in June, 1995.

        The Company will try to increase sales velocity (1) through its advertising and marketing campaigns, (2) delivering Back-To-School "future" orders early to key customers to promote additional "at-once" orders and (3) through promotional programs designed to stimulate sell-in and sell-through at the retail level. In June 1995 the Company announced a multi-year sponsorship agreement with Universal Studios Hollywood, Universal CityWalk and the Universal Amphitheatre to reinforce the Company's association of the L.A. Gear brand with the image and attitude of Los Angeles and the glamour of its entertainment industry. In addition, the previously announced Street Hockey line was recently delivered to retailers and the Company anticipates the launch in the second half of 1995 of promotional programs featuring the popular Mighty Morphin Power Rangers, which are designed to boost both sell-in and sell-through of the Company's L.A. LIGHTS(R) children's shoes at the retail level.

      "At-once" orders from retailers for the Company's 1995 Back-To-School products will be critical to the Company's financial performance during the balance of the year. Management believes that increased competition at lower price points and excess inventory at retailers may create increased pricing pressure in the market place which could result in reductions in selling prices.

        At June 30, 1995 the Company had a combined domestic and international order backlog of $102.9 million, $68.0 million of which is primarily for new in-line products scheduled to ship in the July and August period and $32.7 million of which is scheduled to ship in the Company's fourth quarter. The combined backlog at June 30, 1994 was $155.1 million, $98.9 million of which was scheduled to ship in the July and August 1994 period and $53.6 million scheduled to ship in the fourth quarter of 1994. Approximately 35.2% of the June 30, 1995 backlog was for children's lighted shoes compared to 42.6% at June 30, 1994. Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at-once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments.

        In June 1994, the Company entered into an agreement with Wal-Mart for the anticipated purchase of a minimum of $80 million of L.A. Gear branded footwear for each of the 1995, 1996 and 1997 fiscal years (subject to reduction or elimination in 1996 and 1997 if sell-through does not meet designated targets). The Company's agreement with Wal-Mart does not provide for the sale of L.A. Gear lighted footwear products to Wal-Mart. Children's lights as a percentage of the total June 30, 1995 backlog, excluding Wal-Mart orders, were 44.3%. The backlog at June 30, 1995 includes $21.1 million for Wal-Mart. Wal-Mart has advised L.A. Gear that it does not intend to fulfill its contractual commitment to purchase $80 million of footwear from the Company in 1995 and it is currently anticipated that Wal-Mart will purchase an aggregate of approximately $45 million. The Company is evaluating its alternatives with respect to Wal-Mart's failure to comply with such commitment, as well as the amount of any contractual minimum purchase commitment for the remainder of the agreement.

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

      The Company determined it was in its best interest not to, and it did not, pay the $1.875 million dividend on the Series A Preferred Stock due on each of February 28, 1995 and May 31, 1995 to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series A Preferred Stock. As of July 14, 1995, such dividend arrearage amounted to a total of $3.831 million.

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

      (a) The Annual Meeting of Shareholders of the Company was held on April 18, 1995.

      (b)  Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

      (c) (i)    PROPOSAL ONE:  Election of Directors:

                 (a) Election of seven Directors by the holders of issued and outstanding shares of Common Stock, voting as a separate class:


                                                           For                    Withheld
                                                        ----------                --------
                          William L. Benford            18,765,972                541,155
                          Walter C. Bladstrom           18,756,333                550,794
                          Allan E. Dalshaug             18,751,304                555,823
                          Willie D. Davis               18,756,896                550,231
                          Stephen A. Koffler            18,785,588                521,539
                          Ann E. Meyers                 18,721,790                585,337
                          Clifford A. Miller            18,759,837                547,290


                 (b) Election of three Directors by the holders of issued and outstanding shares of Series A Cumulative Convertible Preferred Stock, voting as a separate class:

                                                          For                    Withheld
                                                       ----------                --------
                          Stanley P. Gold              10,000,000                  -0-
                          Robert G. Moskowitz          10,000,000                  -0-
                          Vappalak A. Ravindran        10,000,000                  -0-

      (c)(ii) PROPOSAL TWO: Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending November 30, 1995:

                          For:                    18,934,974
                          Against:                   252,381
                          Abstain:                   119,772

      (d)        - Not applicable.

ITEM 5 - OTHER INFORMATION

    -  Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

           10.1 Supplemental, dated as of January 1, 1995, to Sourcing Agreement, dated April 28, 1992, between the Company and LASCO Sports Limited. Portions of this Supplemental and the underlying agreement have been omitted and filed separately with the Commission pursuant to request for confidential treatment.

           27.1 Financial Data Schedule

         (b)    Reports on Form 8-K:

           1. The Company filed a current report on Form 8-K on March 3, 1995, under Item 5. - Other Events, with respect to the Fourth Amendment to Loan and Security Agreement dated as of November 22, 1993 between the Company and BankAmerica Business Credit Inc., which amends the terms of the existing revolving line of credit facility.

           2. The Company filed a current report on Form 8-K on April 28, 1995, under Item 5. - Other Events, with respect to the termination of the Merger Agreement, dated as of January 29, 1995, between the Company and Ryka Inc.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:         July 14, 1995                        L.A. GEAR, INC.

                                                    By:  /s/ William L. Benford
                                                         -----------------------
                                                         William L. Benford
                                                         President and
                                                         Chief Operating Officer

                                  EXHIBIT INDEX

Exhibit No.     Document                                                             Page No.
- -----------     --------                                                             --------

    10.1        Supplemental, dated as of January 1, 1995, to Sourcing
                Agreement, dated April 28, 1992, between the Company and LASCO
                Sports Limited. Portions of this Supplemental and the underlying agreement have been omitted and filed separately with the
                Commission pursuant to request for confidential treatment.           19

    27.1        Financial Data Schedule                                              23