Form 10-Q
period 1995-08-31
LA GEAR INC
filed 1995-10-16
CIK 793937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM     TO
                                                   -----  -----

Commission file number 1-10157

                                 L.A. GEAR, INC.

             (Exact name of registrant as specified in its charter)



          CALIFORNIA                                            95-3375118
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
                                                          Yes  X   No
                                                             -----   -----

The number of shares outstanding of the registrant's Common Stock, no par value, at October 11, 1995 was 22,936,433 shares.

                                L.A. GEAR, INC.
                               TABLE OF CONTENTS
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995


PART I.          FINANCIAL INFORMATION                                                                  Page
-------          ---------------------                                                                  ----
Item 1.          Financial Statements

                    Consolidated Condensed Balance Sheets at                                              3
                       August 31, 1995 and November 30, 1994

                    Consolidated Condensed Statements of Operations and Accumulated Deficit
                       for the three months ended August 31, 1995 and August 31, 1994                     4

                    Consolidated Condensed Statements of Operations and Accumulated Deficit
                       for the nine months ended August 31, 1995 and August 31, 1994                      5

                    Consolidated Condensed Statements of Cash Flows for the
                       nine months ended August 31, 1995 and August 31, 1994                              6

                    Notes to Consolidated Condensed Financial Statements                                  7

Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                             10


PART II.         OTHER INFORMATION
--------         -----------------

Item 1.          Legal Proceedings                                                                        15

Item 2.          Changes in Securities                                                                    15

Item 3.          Defaults Upon Senior Securities                                                          15

Item 4.          Submission of Matters to a Vote of Security Holders                                      15

Item 5.          Other Information                                                                        15

Item 6.          Exhibits and Reports on Form 8-K                                                         16

Signature                                                                                                 17

Exhibit Index                                                                                             18

                        L.A. GEAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     August 31,        November 30,
                                                                                        1995              1994
                                                                                     ----------         --------
                                                                                    (unaudited)
      ASSETS

Current assets:
   Cash and cash equivalents                                                          $  25,083         $ 49,710
   Accounts receivable, net                                                              68,869           77,284
   Inventories                                                                           65,522           57,597
   Prepaid expenses and other current assets                                              8,928            9,827
                                                                                      ---------         --------

          Total current assets                                                          168,402          194,418

Property and equipment and other assets, net                                             14,732           17,728
Goodwill, net                                                                            12,192           12,317
                                                                                      ---------         --------

                                                                                      $ 195,326         $224,463
                                                                                      =========         ========

      LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
             STOCK AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                           $  35,256         $ 46,013
   Borrowings under international credit facilities                                         806              557
                                                                                      ---------         --------
          Total current liabilities                                                      36,062           46,570

7 3/4% convertible subordinated debentures due 2002                                      50,000           50,000

Minority interest                                                                         8,337            9,744

Mandatorily redeemable preferred stock:
   7.5% Series A cumulative convertible preferred stock,
      $100 stated value; 1,000,000 shares authorized, issued
      and outstanding; redemption value of $100 per share
     plus accrued and unpaid dividends                                                  105,747          100,000

Shareholders' (deficit) equity:
   Common stock, no par value; 80,000,000 shares authorized;
      22,936,433 shares issued and outstanding at
      August 31, 1995 and November 30, 1994                                             128,093          128,093
   Preferred stock, no stated value; 9,000,000 shares
       authorized; no shares issued                                                          --               --
   Cumulative currency translation adjustment                                               110              194
   Accumulated deficit                                                                 (133,023)        (110,138)
                                                                                      ---------         --------
          Total shareholders' (deficit) equity                                           (4,820)          18,149
                                                                                      ---------         --------
                                                                                      $ 195,326         $224,463
                                                                                      =========         ========



See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            Three months ended August 31,
                                                            -----------------------------
                                                               1995              1994
                                                             ---------         --------
Net sales                                                    $  94,354         $126,550
Cost of sales                                                   61,812           84,370
                                                             ---------         --------
     Gross profit                                               32,542           42,180

Selling, general and administrative expenses                    32,223           37,909
Litigation settlement income                                      (430)          (2,900)
Interest expense, net                                              747              516
                                                             ---------         --------

     Income before income taxes and minority interest                2            6,655

Income taxes                                                        --               --
Minority interest                                                  414             (129)
                                                             ---------         --------

     Net income                                                    416            6,526

Dividends on mandatorily
   redeemable preferred stock                                   (1,957)          (1,875)
                                                             ---------         --------

     Income (loss) applicable to common stock                   (1,541)           4,651

Accumulated deficit, beginning of period                      (131,482)         (97,985)
                                                             ---------         --------

Accumulated deficit, end of period                           $(133,023)        $(93,334)
                                                             =========         ========

Income (loss) per common share                               $   (0.07)        $   0.20
                                                             ---------         --------

Weighted average common shares outstanding                      22,937           22,936
                                                             ---------         --------


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Nine months ended August 31,
                                                           ----------------------------
                                                             1995              1994
                                                           ---------         ---------
Net sales                                                  $ 242,760         $ 331,234
Cost of sales                                                164,509           230,488
                                                           ---------         ---------

     Gross profit                                             78,251           100,746

Selling, general and administrative expenses                  97,610           109,050
Litigation settlement income                                  (2,305)           (3,200)
Interest expense, net                                          1,490             2,489
                                                           ---------         ---------

     Loss before income taxes and minority interest          (18,544)           (7,593)

Income taxes                                                      --                --
Minority interest                                              1,406               327
                                                           ---------         ---------

     Net loss                                                (17,138)           (7,266)

Dividends on mandatorily
   redeemable preferred stock                                 (5,747)           (5,625)
                                                           ---------         ---------

     Loss applicable to common stock                         (22,885)          (12,891)

Accumulated deficit, beginning of period                    (110,138)          (80,443)
                                                           ---------         ---------

Accumulated deficit, end of period                         $(133,023)        $ (93,334)
                                                           =========         =========

Loss per common share                                      $   (1.00)        $   (0.56)
                                                           ---------         ---------

Weighted average common shares outstanding                    22,937            22,936
                                                           ---------         ---------


See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             Nine months ended August 31,
                                                                             ----------------------------
                                                                                1995             1994
                                                                              --------         -------
Net cash (used in) provided by operating activities                           $(22,596)        $19,358
                                                                              --------         -------
Investing activities:
     Capital expenditures                                                       (2,613)         (2,839)
                                                                              --------         -------

Financing activities:
    Net borrowings (repayments) under international credit facilities              218            (913)
    Proceeds from minority's investment in joint venture                            --           4,850
    Payment of dividends on mandatorily redeemable
        preferred stock                                                             --          (5,625)
    Proceeds from the exercise of stock options                                     --              17
                                                                              --------         -------

                 Net cash provided by (used in) financing activities               218          (1,671)
                                                                              --------         -------

Effect of exchange rate changes on cash and
               cash equivalents                                                    364             132
                                                                              --------         -------

                  Net (decrease) increase in cash and cash equivalents         (24,627)         14,980

Cash and cash equivalents at beginning of period                                49,710          27,790
                                                                              --------         -------

Cash and cash equivalents at end of period                                    $ 25,083         $42,770
                                                                              ========         =======


See accompanying Notes to Consolidated Condensed Financial Statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at August 31, 1995, the results of operations for the three months and nine months ended August 31, 1995 and 1994 and the cash flows for the nine months ended August 31, 1995 and 1994. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 2.  LITIGATION SETTLEMENT INCOME

       For the quarter and nine months ended August 31, 1995, the Company recorded net settlement income of $0.4 million and $2.3 million, substantially all of which was in connection with the settlement of certain patent infringement actions.

NOTE 3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                           NINE MONTHS ENDED AUGUST 31,
                                                           -----------------------------
                                                            1995                   1994
                                                           ------                  -----
                                                                   (IN THOUSANDS)
     CASH PAID DURING THE PERIOD FOR:
       INTEREST, NET                                       $  539                 $3,205
                                                           ======                 ======
       INCOME TAXES, NET                                   $   23                 $1,244
                                                           ======                 ======
     NONCASH INVESTING ACTIVITY:
       DIVIDENDS ACCRUED ON MANDATORILY
          REDEEMABLE PREFERRED STOCK                       $5,747                 $   --
                                                           ======                 ======
       ACQUISITION OF MEXICAN DISTRIBUTOR'S ASSETS         $   --                 $1,953
                                                           ======                 ======

NOTE 4.   ACCOUNTS RECEIVABLE, NET

       Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                            AUGUST 31,    NOVEMBER 30,
                                                              1995           1994
                                                            ----------    ------------
                                                                  (IN THOUSANDS)
     TRADE RECEIVABLES
       DOMESTIC                                              $43,461         $55,531
       INTERNATIONAL                                          29,413          24,552
                                                             -------         -------
        TOTAL TRADE RECEIVABLES                               72,874          80,083

     OTHER RECEIVABLES                                         3,495           3,676
                                                             -------         -------
                                                              76,369          83,759
     LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
        AND MERCHANDISE RETURNS                               (7,500)         (6,475)
                                                             -------         -------
                                                             $68,869         $77,284
                                                             =======         =======

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.   INCOME TAXES

      At August 31, 1995 deferred tax assets totaled approximately $53.3 million. A valuation allowance has been established against the entire deferred tax asset balance.

      For the period ended August 31, 1995, the difference between the tax benefit computed based on applying the U.S. statutory income tax rate to the loss before income taxes, minority interest and the recorded benefit was primarily due to the nonrecognition of tax benefits for operating losses as evaluated under the provisions of SFAS No. 109.

NOTE 6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:

                                                          AUGUST 31,   NOVEMBER 30,
                                                             1995          1994
                                                          ----------   ------------
                                                              (IN THOUSANDS)
ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES             $23,360       $32,251
ACCRUED INVENTORY PURCHASES                                 11,896        11,327
ACCRUED NON-RECURRING CHARGES                                   --         2,435
                                                           -------       -------
                                                           $35,256       $46,013
                                                           =======       =======

      Accounts payable include issued but uncleared checks of $1.8 million and $3.0 million at August 31, 1995 and November 30, 1994, respectively.

NOTE 7.  BANK BORROWINGS

      The Company has $75 million revolving line of credit with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit which is scheduled to expire in November 1996 (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. The Company may incur cash borrowings up to $10 million. There were no domestic cash borrowings under the Revolving Facility at any time during the nine months ended August 31, 1995 and as of that date, approximately $14.4 million of letters of credit were outstanding.

      The Company's German subsidiary has a $1.4 million credit facility which is denominated in local currency and converted to United States dollars at the end of the period exchange rate. During the nine months ended August 31, 1995 the maximum borrowing at any time amounted to approximately $1.4 million and the balance outstanding at August 31, 1995 was approximately $0.8 million. The weighted average interest rates, as defined in the agreement and adjusted for current market conditions, were 8.4% for both the quarter and nine months ended August 31, 1995.

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

      The Company determined it was in its best interest not to, and it did not, pay the $1.875 million dividend on the Series A Preferred Stock due on each of February 28, 1995, May 31, 1995 and August 31, 1995 to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series A Preferred Stock. As of October 13, 1995, such dividend arrearage amounted to a total of $5.809 million.

      On September 1, 1995, the date on which an amount equal to three full quarterly dividends with respect to the Series A Preferred Stock became in arrears, Trefoil became entitled to elect four additional members to the Company's Board of Directors. Such additional directors would continue in office and the holders of Series A Preferred Stock will continue to have such additional voting rights until such time as all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full, at which time the terms of such additional directors will expire. The Company has not received any notification from Trefoil as to its intention to exercise its option to elect four additional members to the Board of Directors.

      The Company is required to redeem 350,000 shares of the original issue on August 31, 1996, and 162,500 shares on each August 31 thereafter until all remaining shares of Series A Preferred Stock have been redeemed. If the Company shall fail to redeem shares of Series A Preferred Stock when required, the annual dividend rate on the outstanding shares of Series A Preferred Stock will be increased to 10.125% (compounded quarterly with respect to dividends in arrears at a rate of 11.644% per annum) from the date of failure to redeem through the date of redemption. The Company believes that it is unlikely that it will be able to satisfy the mandatory $35 million redemption obligation with respect to the Series A Preferred Stock on August 31, 1996 from its cash flow from operations and its existing bank facility. Accordingly, the Company is currently evaluating all available options, including, without limitation, restructuring the terms of the Series A Preferred Stock and the availability of new capital to satisfy such mandatory redemption obligation.

NOTE 9.   SUBSEQUENT EVENT

      In September 1995, the Company announced a corporate reorganization plan designed to reengineer key business processes, streamline the Company's organizational structure and substantially reduce operating expenses. The Company expects to record a one-time restructuring charge estimated at between $3.0 million and $5.0 million for severance and other costs associated with the corporate reorganization in the fourth quarter of fiscal 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to years are to fiscal years ending November 30, 1995 or 1994, as applicable.

NET SALES

      In the third quarter of 1995 the Company's net sales decreased 25.4% to $94.4 million compared to $126.6 million in the third quarter of 1994. For the nine months ended August 31, 1995, the Company's net sales decreased 26.7% to $242.8 million compared to $331.2 million in the year earlier period. The sales decline during the first nine months of 1995 is primarily due to a 22.9% drop in the number of pairs sold worldwide. Domestic net sales in the third quarter and nine months ended August 31, 1995 decreased by 26.9% and 33.5% from the comparable 1994 periods, respectively. Net international sales, which accounted for approximately 28.6% and 33.9% of the Company's total net sales for the quarter and nine months ended August 31, 1995, respectively, decreased by 21.5% and 8.7% from the comparable 1994 periods.

      The following tables set forth certain information regarding the Company's net sales:

THREE MONTHS ENDED AUGUST 31,                            NET SALES
  -----------------------------              ----------------------------------
                                                  1995                1994
                                             --------------     ---------------
                                                    (DOLLARS IN THOUSANDS)
DOMESTIC FOOTWEAR
    CHILDREN'S                               $39,323     42%    $ 58,286     46%
    WOMEN'S                                   14,497     15       15,649     12
    MEN'S                                     12,390     13       17,927     14
OTHER                                          1,139      1          304      1
                                             -------    ---     --------    ---
    TOTAL DOMESTIC SALES                      67,349     71       92,166     73
INTERNATIONAL FOOTWEAR AND OTHER              27,005     29       34,384     27
                                             -------    ---     --------    ---
    TOTAL NET SALES                          $94,354    100%    $126,550    100%
                                             =======    ===     ========    ===

NINE MONTHS ENDED AUGUST 31,                            NET SALES
----------------------------                -----------------------------------
                                                 1995                 1994
                                            ---------------     ---------------
                                                   (DOLLARS IN THOUSANDS)
DOMESTIC FOOTWEAR
    CHILDREN'S                              $ 94,717     39%    $138,089     42%
    WOMEN'S                                   34,571     14       49,358     15
    MEN'S                                     28,925     12       52,327     15
OTHER                                          2,165      1        1,277      1
                                            --------    ---     --------    ---
     TOTAL DOMESTIC SALES                    160,378     66      241,051     73
INTERNATIONAL FOOTWEAR AND OTHER              82,382     34       90,183     27
                                            --------    ---     --------    ---
     TOTAL NET SALES                        $242,760    100%    $331,234    100%
                                            ========    ===     ========    ===

      The following tables set forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the 1995 period as compared to the same period of 1994:

THREE MONTHS ENDED AUGUST 31,                          VOLUME OF FOOTWEAR SOLD
-----------------------------                INCREASE/(DECREASE) BETWEEN 1995 AND 1994
                                             -----------------------------------------
                                             DOMESTIC     INTERNATIONAL        TOTAL
                                             --------     -------------       -------
CHILDREN'S                                    (23.8%)         35.6%           (14.4%)
WOMEN'S                                         1.1%         (45.6%)          (14.7%)
MEN'S                                         (16.1%)        (69.9%)          (41.9%)

      TOTAL VOLUME DECREASE                   (17.8%)        (28.4%)          (20.7%)

NINE MONTHS ENDED AUGUST 31,                        VOLUME OF FOOTWEAR SOLD
----------------------------                INCREASE/(DECREASE) BETWEEN 1995 AND 1994
                                            -----------------------------------------
                                               DOMESTIC   INTERNATIONAL     TOTAL
                                               --------   -------------    -------
CHILDREN'S                                     (24.4%)        28.6%        (13.8%)
WOMEN'S                                        (24.2%)       (33.2%)       (27.1%)
MEN'S                                          (34.6%)       (47.0%)       (39.5%)

     TOTAL VOLUME DECREASE                     (26.2%)       (14.0%)       (22.9%)

      The year to date decrease in domestic net sales resulted principally from
(1) approximately $47.3 million in lower domestic sales of children's lighted product, (2) an overall drop in the total number of pairs sold of the Company's children's, women's and men's shoes, (3) sales of approximately $12.0 million of a newly introduced men's lighted LEAP GEAR(TM) product line in the first quarter of 1994 without a comparable introduction in the first quarter of 1995, and (4) a decrease of $1.91 in the average selling price per pair.

      The year to date decrease in international net sales resulted principally from reduced sales in Mexico and Central and South America partially offset by increased sales in Europe and by the Company's Far East joint venture. Internationally there was strong demand for children's lighted shoes which was more than offset by reduced demand for the Company's adult products.

      Total sales of the Company's children's lighted shoes decreased by $29.1 million and $19.7 million to $99.6 million and $34.1 million during the nine months and three months ended August 31, 1995, respectively, compared to the same periods in 1994. Domestic sales of children's lighted product decreased by $47.3 million and $25.8 million in the nine months and three months ended August 31, 1995, respectively, compared to the same periods in 1994 due to heavy inventory levels at retailers, lower priced lighted shoes offered by competitors and the possible effect of adverse publicity regarding selected children's lighted shoes manufactured prior to 1994 which utilized motion-activated switches containing mercury. However, internationally sales of children's lighted product increased, particularly in Europe and Asia, as sales grew by $18.2 million and $6.1 million in the nine months and three months ended August 31, 1995, respectively, compared to the same periods in 1994.

GROSS MARGIN

      The gross margins for the third quarter and the nine months ended August 31, 1995 increased to 34.5% and 32.2% from 33.3% and 30.4% during the comparable periods in 1994. The improvement resulted primarily from an increase in international gross margins to 39.2% and 35.8% in the third quarter and nine months ended August 31, 1995, respectively, from 29.4% and 30.3% in the comparable 1994 periods primarily as a result of the increased demand for children's lighted product. Domestically, gross margins for the third quarter of 1995 decreased to 32.6% from 34.8% during the comparable period in 1994 primarily due to the sale of selected discontinued men's styles in 1995 and, for the nine months ended August 31, 1995, remained constant at 30.4%. Although the average domestic selling price decreased by $1.91 per pair during the first nine months of 1995 in comparison to the prior year period, the average domestic unit cost dropped by $1.35 per pair. To date, the Company has realized strong margins in 1995 on its children's lighted product sold internationally and on its value priced shoes and partially offset losses on any discontinued product against previously established reserves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Exclusive of a $2.3 million non-recurring charge incurred in May 1994, total selling, general and administrative expenses decreased by $9.1 million or 8.6% to $97.6 million in the nine months ended August 31, 1995 and decreased by $5.7 million or 15.0% to $32.2 million in the third quarter of 1995 compared to the respective prior year periods. Domestic selling, general and administrative expenses declined by $14.9 million or 17.3% to $71.0 million in the nine months ended August 31, 1995 and by $7.6 million or 24.9% to $23.0 million in the third quarter of 1995 from the comparable prior year periods. For the quarter and nine months ended August 31, 1995 the reduction in domestic expenses was primarily due to: (1) a reduction in product sourcing fees and distribution expenses largely as a result of lower sales, and (2) general cost control and containment efforts.

       The decreases in domestic operating expenses were partially offset by increases in international operating expenses of $5.7 million and $2.0 million for the nine months and quarter ended August 31, 1995, respectively. These increases were primarily due to expenses of the Far East joint venture, which was in the start-up phase during the first nine months of fiscal 1994, expenses of the Company's Mexico subsidiary which was not formed until the second quarter of fiscal 1994 and higher expenses of the European subsidiaries as a result of the increase in the volume of their business.

       Despite the overall decreases in selling, general and administrative expenses, such expenses (exclusive of non-recurring charges) as a percentage of net sales increased to 34.2% in the third quarter of 1995 and 40.2% for the nine months ended August 31, 1995 from 30.0% and 32.2% in the comparable 1994 periods as a result of lower sales. Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volume as a substantial portion of such expenses are (i) fixed in nature, such as compensation and benefits for management and administrative personnel, rent, insurance, depreciation and other overhead charges or (ii) incurred to benefit future periods, such as media, advertisement and trade show expenses.

INTEREST EXPENSE (INCOME), NET

       Interest expense of $1.0 million and $3.0 million for the three months and nine months ended August 31, 1995, respectively, and $1.0 million and $3.4 million for the three months and nine months ended August 31, 1994, respectively, primarily related to interest costs on the $50 million, 7 3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992.

       Interest income decreased to $0.2 million and increased to $1.5 million for the three months and nine months ended August 31, 1995, respectively, compared to $0.5 million and $0.9 million in the comparable year earlier periods. The decrease for the quarter was due to a reduction in the average cash balances and the increase for the nine months was primarily due to higher interest rates on approximately the same average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

       The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                                        AUGUST 31,     NOVEMBER 30,
                                                           1995            1994
                                                        ----------     -----------
                                                          (DOLLARS IN THOUSANDS)

CASH AND CASH EQUIVALENTS                                $ 25,083       $ 49,710
WORKING CAPITAL                                           132,340        147,848

OUTSTANDING LETTERS OF CREDIT                              14,991         36,699
CONVERTIBLE SUBORDINATED DEBENTURES                        50,000         50,000
MANDATORILY REDEEMABLE PREFERRED STOCK                    100,000        100,000

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          AUGUST 31,                  AUGUST 31,
                                                      ------------------          -----------------
                                                       1995       1994              1995      1994
                                                       ----      ------           --------   ------
AVERAGE DAILY SHORT-TERM BORROWINGS                    $138      $2,278             $493     $4,756
WEIGHTED AVERAGE INTEREST RATES                         8.2%        7.9%             8.2%       8.4%

       Cash and cash equivalent balances decreased by $24.6 million from November 30, 1994 to a balance of $25.1 million at August 31, 1995 primarily due to the funding of the operating loss for the nine months ended August 31, 1995. During the nine months ended August 31, 1995 inventory increased from $57.6 million (5.4 million pairs) at November 30, 1994 to $65.5 million (6.3 million pairs) at August 31, 1995 due primarily to increased inventory in Europe as a result of the higher volume of business and the seasonality of the Company's business. Although sales were greater in the last two months of the 1995 third quarter compared to the last two months of the 1994 fourth quarter, net accounts receivable at August 31, 1995 decreased by $8.4 million from November 30, 1994 primarily as a result of the sale of $20.9 million of product to Wal-Mart at the end of November 1994.

       The Company has a $75 million revolving line of credit with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit which is scheduled to expire in November 1996 (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. The Company may incur cash borrowings up to $10 million. There were no domestic cash borrowings under the Revolving Facility at any time during the nine months ended August 31, 1995 and as of that date, approximately $14.4 million of letters of credit were outstanding.

       The Company's German subsidiary has a $1.4 million credit facility which is denominated in local currency and converted to United States dollars at the end of the period exchange rate. During the nine months ended August 31, 1995 the maximum borrowing at any time amounted to approximately $1.4 million and the balance outstanding at August 31, 1995 was approximately $0.8 million. The weighted average interest rates, as defined in the agreement and adjusted for current market conditions, were 8.4% for both the quarter and nine months ended August 31, 1995. The Company believes that it has the ability to meet the financing needs, if any, of its German subsidiary for the foreseeable future.

       The Company determined it was in its best interest not to, and it did not, pay the $1.875 million dividend on the Series A Preferred Stock due on each of February 28, 1995, May 31, 1995 and August 31, 1995 to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series A Preferred Stock. As of October 13, 1995, such dividend arrearage amounted to a total of $5.809 million.

       The Company is required to redeem 350,000 shares of the original issue on August 31, 1996, and 162,500 shares on each August 31 thereafter until all remaining shares of Series A Preferred Stock have been redeemed. If the Company shall fail to redeem shares of Series A Preferred Stock when required, the annual dividend rate on the outstanding shares of Series A Preferred Stock will be increased to 10.125% (compounded quarterly with respect to dividends in arrears at a rate of 11.644% per annum) from the date of failure to redeem through the date of redemption. The Company believes that it is unlikely that it will be able to satisfy the mandatory $35 million redemption obligation with respect to the Series A Preferred Stock on August 31, 1996 from its cash flow from operations and its existing bank facility. Accordingly, the Company is currently evaluating all available options, including, without limitation, restructuring the terms of the Series A Preferred Stock and the availability of new capital to satisfy such mandatory redemption obligation.

       The short-term and long-term liquidity of the Company is contingent primarily on the Company's future operating results, its ability to restructure the Series A Preferred Stock and certain other factors. The Company believes that its present funding sources are sufficient to sustain the Company's anticipated short-term and long-term liquidity needs (other than with respect to the initial $35 million mandatory redemption obligation on August 31, 1996 under the Series A Preferred Stock). These needs are based on a number of factors including the size of the business and related working capital needs, the extent of the international subsidiaries' funding requirements, the extent to which the Company seeks to acquire or license other footwear brands and the level of domestic operating costs. In the event that the Company's future operating results fall below management's expectations, additional sources of working capital funding may be necessary and difficult to obtain. The Company may also need additional financing for future acquisitions which may be difficult to secure.

FUTURE OUTLOOK

       In September 1995, the Company announced a corporate reorganization plan designed to reengineer key business processes, streamline the Company's organizational structure and substantially reduce operating expenses. The reorganization is designed to maximize the Company's continued efforts to re-establish the women's brand and capitalize on the strength of its children's business. One of the key priorities of the Company's reengineering efforts is to enhance the Company's ability to get the right product to market in the shortest possible time. The Company hopes to reduce product cycle time significantly by improving design capabilities, better utilizing product development resources, strengthening relationships with factories and sourcing agents, and maintaining disciplined inventory management practices.

       As part of the reorganization the Company announced the hiring of James
V. Moodhe as Senior Vice President - Design, Development and Marketing. In addition, David F. Gatto was promoted to Executive Vice President to oversee the Company's sales, merchandising and operations functions and Thomas F. Larkins was promoted to Chief Administrative Officer to oversee the Company's finance, legal and administrative functions.

       Prior to its November 30 fiscal year end, the Company will implement cost reduction measures targeted to reduce operating expenses in fiscal 1996 by approximately $25 million. Among these measures is the elimination of 135-160 full time positions, representing approximately 30% of the Company's domestic workforce, and the possible closure of all or some of its seven retail outlet stores. The Company expects to record a one-time restructuring charge estimated at between $3.0 million and $5.0 million for severance and other costs associated with the corporate reorganization in the fourth quarter of fiscal 1995.

       At September 30, 1995 the Company had a combined domestic and international order backlog of $108.2 million, $38.0 million of which is scheduled to ship in the October and November period and $58.1 million of which is scheduled to ship in the Company's first quarter of fiscal 1996. The combined backlog at September 30, 1994 was $126.6 million, $51.9 million of which was scheduled to ship in the October and November 1994 period and $60.3 million of which was scheduled to ship in the first quarter of fiscal 1995. Approximately 19.2% of the September 30, 1995 backlog was for children's lighted shoes compared to 38.2% at September 30, 1994. Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at-once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments.

       In June 1994, the Company entered into an agreement with Wal-Mart for the anticipated purchase of a minimum of $80 million of L.A. Gear branded footwear for each of the 1995, 1996 and 1997 fiscal years (subject to reduction or elimination in 1996 and 1997 if sell-through does not meet designated targets). It is unlikely that the designated sell-through targets for fiscal 1995 will be met. Accordingly, Wal-Mart would not be subject to a minimum purchase commitment in the Company's fiscal 1996. Wal-Mart has agreed to fulfill its $80 million minimum purchase commitment with respect to fiscal 1995 by the end of the first quarter of the Company's fiscal 1996. The backlog at September 30, 1995 includes $43.7 million for Wal-Mart, as compared to $35.2 million at September 30, 1994. The Company's agreement with Wal-Mart does not provide for the sale of L.A. Gear lighted footwear products to Wal-Mart.

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

       The Company determined it was in its best interest not to, and it did not, pay the $1.875 million dividend on the Series A Preferred Stock due on each of February 28, 1995, May 31, 1995 and August 31, 1995 to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series A Preferred Stock. As of October 13, 1995, such dividend arrearage amounted to a total of $5.809 million.

       On September 1, 1995, the date on which an amount equal to three full quarterly dividends with respect to the Series A Preferred Stock became in arrears, Trefoil became entitled to elect four additional members to the Company's Board of Directors. Such additional directors would continue in office and the holders of Series A Preferred Stock will continue to have such additional voting rights until such time as all accrued and unpaid dividends on the Series A Preferred Stock have been paid in full, at which time the terms of such additional directors will expire. The Company has not received any notification from Trefoil as to its intention to exercise its option to elect four additional members to the Board of Directors.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       - Not applicable.

ITEM 5 - OTHER INFORMATION

       - Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

            10.1 Employment Agreement, dated as of September 11, 1995, by and between James V. Moodhe and the Company.

            27.1   Financial Data Schedule

       (b) Reports on Form 8-K:


            1. The Company filed a current report on Form 8-K on July 17, 1995, under Item 5. - Other Events, with respect to the Fifth Amendment to Loan and Security Agreement dated as of November 22, 1993 between the Company and BankAmerica Business Credit Inc., which amends the terms of the existing revolving line of credit facility.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 13, 1995                           L.A. GEAR, INC.
        ----------------


                                                   By:  /s/ William L. Benford
                                                        -----------------------
                                                        William L. Benford
                                                        President and
                                                        Chief Operating Officer

                                  EXHIBIT INDEX

Exhibit No.      Document                                              Page No.
-----------      --------                                              --------
   10.1          Employment Agreement as of September 11 1995, by         19
                 and between James V. Moodhe and the Company.

   27.1          Financial Data Schedule                                  30