Form 10-K
period 1995-11-30
LA GEAR INC
filed 1996-02-28
CIK 793937

As filed with the Securities and Exchange Commission on February 28, 1996
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from _________________ to __________________

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

              7 3/4% Convertible Subordinated Debentures due 2002

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  X   NO
                                                 ---    ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.   _____

  AS OF FEBRUARY 20, 1996, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $49,022,982 BASED UPON THE CLOSING SALES PRICE OF THE COMMON STOCK ON THAT DATE.

  NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF FEBRUARY 20, 1996: 22,936,433.

  DOCUMENTS INCORPORATED BY REFERENCE: THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED NOVEMBER 30, 1995 HAS BEEN INCORPORATED PARTIALLY IN PART II HEREOF.


--------------------------------------------------------------------------------

                                L.A. GEAR, INC.
                               Table of Contents
                          Annual Report on Form 10-K
                  For the Fiscal Year Ended November 30, 1995

Part I                                                                   Page
------                                                                   ----
   Item 1.     Business                                                    1
   Item 2.     Properties                                                  8
   Item 3.     Legal Proceedings                                           8
   Item 4.     Submission of Matters to a Vote of Security Holders         8
   Item 4 (a). Executive Officers of the Registrant                        9

Part II
-------

   Item 5.     Market for the Registrant's Common Stock and Related
                Stockholder Matters                                        *
   Item 6.     Selected Financial Data                                     *
   Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        *
   Item 8.     Financial Statements and Supplementary Data                 *
   Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure

Part III
--------

   Item 10.    Directors and Executive Officers of the Registrant         12
   Item 11.    Executive Compensation                                     14
   Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                            26
   Item 13.    Certain Relationships and Related Transactions             30

Part IV
-------

   Item 14.    Exhibits, Financial Statement Schedules and Reports        34
                on Form 8-K

Signatures                                                                44

* Incorporated by reference to L.A. Gear's 1995 Annual Report to Shareholders.

                            PART I
                            ------

ITEM 1. BUSINESS
------  --------

GENERAL
-------

 L. A. Gear, Inc. (L.A. Gear, Inc. and its subsidiaries are collectively referred to herein as "L.A. Gear" or the "Company") is a California corporation which was organized on February 7, 1979. The Company is a holding company that, through its principal subsidiary, L.A. Gear California, Inc., designs, develops and markets a broad range of quality athletic and lifestyle footwear for adults and children worldwide.

 The Company believes that the athletic footwear market is facing a major consolidation at the wholesale level. According to a report published in Sporting Goods Intelligence on January 15, 1996, Nike and Reebok collectively had over 57% of the United States branded athletic footwear market in 1995, with the Company ranking sixth with approximately a 3% domestic market share. While certain of its products compete directly with Nike and Reebok, the Company seeks to differentiate itself by focusing on its heritage as a women's and children's brand, offering fun, innovative, high-quality, fashionable footwear at affordable prices. The Company will continue to seek to recognize and capitalize on opportunities to expand its product lines and distribution channels through the licensing of key trade names and the acquisition of other footwear brands.

  The Company's greatest challenge in 1996 and beyond is to increase revenue and sales velocity in a maturing branded athletic footwear market. To address this challenge, the Company announced a corporate reorganization plan in September 1995 designed to reengineer key business processes, streamline the Company's organizational structure and substantially reduce operating expenses. A key priority of the corporate reorganization plan is to bring on-trend products to market in a reduced amount of time. The Company plans to accomplish quicker product introductions by, among other things, improving design capabilities, better utilizing product development resources and strengthening relationships with factories and sourcing agents.

  The Company has implemented cost reduction measures targeted to reduce operating expenses by approximately $25 million on an annualized basis. Such measures included a 30% reduction in the Company's workforce in September 1995 and the closure of its retail outlet store division. The Company's efforts to maintain tight overhead and working capital controls have been enhanced by, among other things, the elimination of underutilized sponsorships and licenses, in-house production of sales catalogs and selected initial footwear prototypes, the simplification of customer discount programs and office space consolidation.

PRODUCTS
--------

 L.A. Gear's women's product lines continue to emphasize a return to the Company's heritage as a women's athletic/lifestyle brand. The Company's women's footwear collection seeks to fill the gap between casual and strictly performance footwear at retail prices designed to make the brand attractive to both style and value conscious consumers. Product offerings are divided into three categories: L.A. Fitness includes value priced cross-training and walking shoes priced to retail between $40 and $60; L.A. Basics features updated classic sporty and casual wear priced to retail below $50; and L.A. Style provides athletic/outdoor inspired fashion footwear priced to retail between $35 and $55.

 The Company continues to seek to expand its significant presence in the under 12 year old segment of the athletic footwear market through innovation and styling in its lighted and non-lighted product lines. An updated girls' line of fashion-athletic shoes featuring feminine touches and bright colors was featured in 1995. Retail acceptance of a new Street Hockey product category launched by the Company in the second quarter of 1995 has been disappointing to date and the Company is evaluating the demand for new style introductions in this category in fiscal 1996.

  Despite a 23% decrease in sales of its children's L.A. Lights(R) and Light Gear(TM) the Company continues to believe in the viability of lighted footwear, the best selling product category in the Company's history. The NEONZ(TM) collection (scheduled for introduction in late second quarter of fiscal 1996) represents the Company's next generation of lighted footwear. For the first time, lighted panels on the shoe's upper will illuminate when the foot moves. The Company also plans to introduce GRAf/x(TM), a new non-lighted technology, for the 1996 Back-to-School season. GRAf/x(TM) is a temperature sensitive collection that allows children to change the color of the upper, reveal a pattern or personalize their footwear by writing on their shoes.

  The Company's streamlined men's product lines offer stylish athletic and outdoor looks at value prices. Consistent with its plan to move away from high-priced, technical performance athletic footwear, the Company discontinued its FLAK(TM) product line in 1995. In 1996 the Company will introduce a full comfort package for every shoe in its men's line, utilizing anatomically adjusted lasts and featuring a comfort-flex forefoot, ABS(TM) shock absorption and an "Impact Sensor(TM)" sock liner.

  Approximately ninety-five percent of the Company's footwear styles available domestically in 1996 will carry a suggested retail price below $50 in line with the Company's strategy to provide value priced footwear. For the 1996 Back-To-School ("BTS") season the Company will introduce approximately 110 new styles which reflect the Company's emphasis on fun, fashion and fitness.

MARKETING
---------

  Advertising, promotional and merchandising activities are the principal elements in the Company's selling and marketing strategies. The Company's marketing plan will continue to focus on the women's and children's markets. In March 1996 a worldwide print advertising campaign aimed at women will appear in publications such as Cosmopolitan, Glamour, Mademoiselle, Self, Elle, Seventeen and Shape. Children's television commercials featuring the Company's new GRAf/x(TM) collection will air on Fox, Nickelodeon and the Cartoon Network.

  The Company has promotional contracts with professional athletes (Joe Montana, Wayne Gretzky, Brett Hull, Mark Messier and Karl Malone) which provide for endorsement fees as well as the payment of royalties based on sales of selected footwear styles and apparel. The Company entered into a multi-year sponsorship agreement during 1995 with Universal Studios Hollywood. Both Universal Studios Hollywood and the Company's professional athlete endorsers can be featured in the Company's advertising and promotional campaigns and in point of sale materials. Participation in major international, national and regional sporting goods and footwear trade shows is also an important part of the Company's sales, marketing and promotional activities.

  The Company believes that enhancing brand recognition through the use of distinctive, readily identifiable trademarks and logos is an important factor in
(i) creating a market for its products, (ii) distinguishing its products from the products of others in a very competitive market place and (iii) licensing its trademarks for non-footwear products.

DISTRIBUTION
------------

  The Company's footwear products are sold in the United States to approximately 2,900 accounts that include department, shoe, sporting goods and athletic footwear stores, mass market department stores and mass merchandisers. In 1995, as part of its reorganization plan, the Company decided to close all eight of its retail outlet stores. The Company sells its footwear products domestically through its direct employee sales force. Internationally, the Company's footwear products are sold in approximately 53 countries, primarily through independent distributors, wholly-owned subsidiaries and its Far East joint venture. See "- International Sales".

  The following table sets forth certain information regarding the Company's net sales.

                                                           NET SALES
                                      ----------------------------------------------------
                                           1995               1994              1993
                                      ---------------    --------------    ---------------
                                         $         %        $        %        $        %
                                      --------   -----   --------   ----   --------   ----
                                                     (DOLLARS IN THOUSANDS)
DOMESTIC FOOTWEAR
  CHILDREN'S                          $107,570     36%   $165,460    40%   $128,458    32%
  WOMEN'S                               46,422     16      63,218    15      82,771    21
  MEN'S                                 35,842     12      67,186    16      73,132    18
OTHER                                    2,659      1       1,721     1       1,959     1
                                      --------    ---    --------   ---    --------   ---
  TOTAL DOMESTIC NET SALES             192,493     65     297,585    72     286,320    72
  INTERNATIONAL FOOTWEAR AND OTHER     104,058     35     118,381    28     112,038    28
                                      --------    ---    --------   ---    --------   ---
  TOTAL NET SALES                     $296,551    100%   $415,966   100%   $398,358   100%
                                      ========    ===    ========   ===    ========   ===

  In 1995, sales to Wal-Mart accounted for 15.3% of the Company's net sales. In 1994 and 1993 none of the Company's customers individually accounted for 10% or more of the Company's net sales. The Company's five largest customers worldwide, in the aggregate, accounted for approximately 27.8%, 26.8% and 20.7% of the Company's net sales in 1995, 1994 and 1993, respectively.

ORDERING PROGRAMS
-----------------

  The Company has a combination of "at once" and "futures" ordering programs.
In contrast to an "at once" ordering program, in which shoes are shipped in immediate response to the placement of orders, a formal "futures" ordering program requires retailers and international distributors to place orders from four to six months in advance of delivery. The "futures" program therefore reduces the Company's need to purchase inventory in anticipation of customer demand. To encourage "futures" orders, the Company offers certain discounts and incentives, subject to minimum order requirements. The Company's goal is to achieve a balance between its "futures" and "at once" programs in which the "at once" program is used primarily for "fill-in" orders and for products that remain relatively unchanged from season to season while the "futures" program is used for new introductions. The mix of "futures" and "at once" orders varies significantly from quarter to quarter and year to year, and, therefore, current "futures" order levels are not necessarily indicative of sales for subsequent periods. See "- Inventory Levels".

INTERNATIONAL SALES
-------------------

  Internationally, the Company's products are sold through (i) its subsidiaries which sell in The Netherlands, Luxembourg, Belgium, Germany, Austria, United Kingdom, Italy, France and Mexico, (ii) its Far East joint venture with Inchcape Pacific Limited in selected Far East markets, including Hong Kong, Singapore, Malaysia, Indonesia, Thailand, Taiwan and The People's Republic of China and
(iii) independent distributors. By selling through its foreign subsidiaries, the Company realizes a wholesale margin on the sale to the retailer that is greater than that on sales to independent distributors. Prior to selling directly to retailers through its subsidiaries and joint venture, products were sold primarily to distributors at a stated margin over the Company's factory purchase price. The Company exercised little or no control over the pricing of products for resale by the distributor. In 1995 and 1994, sales to the Company's foreign subsidiaries' customers represented 20.6% and 12.6%, respectively, of the Company's consolidated net sales.

  Although the Company realizes higher margins on sales made by its subsidiaries, it also incurs greater operating costs, including the cost of holding inventory. In addition, the Company is increasingly exposed to the other customary risks of doing business abroad. See "- Manufacturing" and "- Trade Legislation".

  Segment information in regard to geographical areas and export sales are included in "Note 16 - Segment Information" in the Notes to Consolidated Financial Statements.

  The Company's international operations are subject to currency fluctuations over which it has no control. As a result of the economic crisis and the devaluation of the peso in Mexico, there is uncertainty as to the volume of business which can be achieved in Mexico in the future.

  The Company enters into forward exchange contracts, with terms of less than one year, to offset the effects of exchange rate changes on cash flow exposures denominated in foreign currencies. These exposures are primarily repayments of U.S. dollar denominated liabilities by the Company's foreign subsidiaries. These contracts are marked to market realized and unrealized gains and losses recognized in the consolidated statement of operations.

MANUFACTURING
-------------

  The Company's footwear is manufactured to its specifications by independent producers located primarily in The People's Republic of China, Indonesia and Portugal. During fiscal 1995, manufacturers located in these countries supplied 80%, 19% and 1%, respectively of total pairs of footwear purchased by the Company. The large percentage of the Company's product currently developed and produced in China is due to the technical complexity of the product, additional quota allocated to the Company's European subsidiaries for shoes manufactured in China and an increase in the number of shoes which meet the European Union's definition of carve out under legislation restricting the importation of footwear manufactured in China. The Company is presently seeking alternate
capacity production outside of China.   See "- Trade Legislation".

  The Company selects its footwear manufacturing plants based upon its ability to realize procurement efficiencies, achieve product quality objectives and lower product costs. In addition, since 1992 the Company has engaged an affiliate of Pentland Group plc ("Pentland") to act as its sourcing agent in the Far East. The responsibilities of the sourcing agent include inspecting finished goods prior to shipment by the manufacturer, supervising development, production and management and facilitating the shipment of goods from foreign ports. All manufacturing of footwear is performed in accordance with specifications furnished by the Company, subject to quality control standards which include the right to reject products that do not meet such specifications. Pentland provides similar sourcing services to other footwear companies. Improved product quality has resulted in a decrease in the percentage of defective returns from customers.

  In fiscal 1995, as part of its corporate reorganization plan, the Company reviewed its product design and development programs and determined that efficiencies could be gained by bringing certain functions in-house. The Company established a model shop at its worldwide headquarters to produce selected initial footwear prototypes which allow for more accurate design specifications and quicker turnaround in the preparation of confirmation samples. The Company also utilizes a state-of-the-art Computer-Aided-Design and Manufacturing System to reduce the time it takes to introduce new products to market by shortening the design and development stages. As the Company is able to reduce product cycle time, it should be able to respond more quickly to changing consumer preferences and exercise better control over production costs.

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

  The footwear products imported into the United States by the Company are subject to customs duties. Under the Harmonized Tariff System, duties on the footwear products imported by the Company range from 6% to 37.5% of production costs (plus a unit charge in some cases of approximately 90 cents). Duty rates depend on the construction and gender of the shoe, as well as whether the principal component is leather or other materials. In fiscal 1995 these duties averaged approximately 10.2% on the cost of the Company's footwear. The Company is unable to predict whether additional United States customs duties may be imposed upon the importation of its products in the future.

  As a result of the Company's use of foreign manufacturing facilities, the Company is subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability. To date, these factors have not had a material adverse impact on the Company's operations. The Company competes with other shoe companies, such as Nike, Reebok, Fila, Converse and adidas, for production capacity. Management believes that its present sources of supply are adequate and that, if existing production capacities become unavailable or inadequate, the Company has the ability to develop alternative sources over time for the footwear obtained from its current producers. The Company's operations could, however, be materially and adversely affected by a substantial delay in locating alternative sources of production. See "- Trade Legislation".

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

INVENTORY LEVELS
----------------

  Although inventory decreased by $5.9 million from $57.6 million at November 30, 1994 to $51.7 million at November 30, 1995, the number of pairs increased by
0.3 million pairs at November 30, 1995. The increase in the number of pairs was primarily due to inventory purchased in anticipation of sales that did not materialize during the Company's fourth quarter. The decrease in the value of the inventory was due to a reduction in the average cost per pair as a result of the Company's focus on offering more value priced products for men and women, a reduced emphasis on more expensive performance athletic footwear and sales of a product line developed for Wal-Mart. The Company continually monitors its inventory levels and, when necessary, reduces excess inventory primarily through utilization of selected segments of the mass market discount channel.

TRADEMARKS AND PATENTS
----------------------

  The Company regards its intellectual property among its most valuable assets. It is the policy of the Company to defend vigorously its trademarks and patents against infringement to the fullest extent practicable under the laws of the United States and other countries in which its products are manufactured or sold.

  L.A. Gear(R) and L.A. Lights(R) are federally registered trademarks of the Company in the United States. L.A. Gear(R) is also a registered trademark in 101 foreign countries for footwear, apparel and other products. The Company has numerous other trademarks that are registered in the United States, many of which are also registered in foreign countries. The Company has more than 450 foreign trademark registrations and more than 170 foreign trademark applications pending.

  The Company has obtained utility and design patents for numerous footwear technologies and ornamental aspects of its shoes and has numerous patent applications pending for other footwear technologies and designs. The Company has also acquired licensed rights for certain footwear technologies and trademarks from third parties for use in its products.

EMPLOYEES
---------

  At November 30, 1995, the Company had 369 full-time domestic and 140 full-time international employees compared to 565 full-time domestic and 161 full-time international employees at November 30, 1994. The Company's employees are not covered by any collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

SEASONALITY
-----------

  The Company believes that sales of its footwear products tend to be seasonal in nature, with the highest level of sales generally occurring in the third quarter of its fiscal year (representing shipments for the Back-to-School season). The Company plans to have, on a continuing basis, new products specifically designed for a Spring season (which will ship in the second fiscal quarter), a Back-to-School season and a limited Holiday season (which will ship in the fourth fiscal quarter).

BACKLOG
-------

  The Company had a combined domestic and international order backlog of $88.0 million and $170.5 million at December 31, 1995 and 1994, respectively. The lower backlog at December 31, 1995 is primarily due to (i) the inclusion in the backlog at December 31, 1994 of the entire $80 million minimum purchase commitment for fiscal 1995 under the Company's agreement with Wal-Mart and (ii) an approximate $19.6 million decrease in orders for children's lighted product. The backlog at December 31, 1995 includes the balance of Wal-Mart's $80 million minimum purchase commitment for fiscal 1995 ($29.5 million), substantially all of which the Company expects Wal-Mart to fulfill in the first quarter of the Company's fiscal 1996. Approximately 27.3% of the December 31, 1995 backlog was for children's lighted shoes compared to 25.3% at December 31, 1994.

  In June 1994, the Company entered into an agreement with Wal-Mart for the anticipated purchase of a minimum of $80 million of L.A. Gear branded footwear in each of the Company's 1995, 1996 and 1997 fiscal years (subject to reduction or elimination in 1996 and 1997 if sell-through did not meet certain designated sell-through targets.) The designated sell-through targets were not met for fiscal 1995, and accordingly, Wal-Mart is not subject to a minimum purchase commitment for the Company's fiscal 1996. The Company believes that it has established a better working relationship with Wal-Mart which should allow the Company to provide a product mix which better satisfies the footwear needs of the Wal-Mart customer.

  Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at once" orders. See "Ordering Programs". Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments. Although orders are generally not cancelable by their terms, in the past the Company has, at its option in exceptional circumstances, allowed orders to be canceled by customers.

COMPETITION
-----------

  The athletic and athletic-style footwear industry is highly competitive in the United States and on a worldwide basis. The Company's competitors include both specialized athletic shoe companies and companies with diversified footwear product lines. The principal elements of competition in the athletic and athletic-style footwear market include brand awareness, product quality, performance, design, pricing, marketing and distribution. The Company's products compete primarily on the basis of recognition of the Company's trademarks, innovative design, value, quality, fashion, style and incorporation of the latest technological advances. The Company's primary competitors in domestic and international athletic and athletic-style markets - Nike, Reebok, Fila, Converse and adidas - are more established and have greater financial, distribution and marketing resources, as well as greater brand awareness, than the Company. According to a report published in Sporting Goods Intelligence on January 15, 1996, Nike and Reebok collectively had over 57% of the United States branded athletic footwear market in 1995, with the Company ranking sixth with an approximate 3% domestic market share.

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

TRADE LEGISLATION
-----------------

  The Company's practice of overseas manufacturing to specification, with subsequent importation into the United States, exposes it to the possibility of product supply disruptions and increased costs in the event of administrative developments adverse to continued trade or the enactment of protectionist legislation.

  The "special 301" provisions of the Trade Act of 1974, as amended, require the United States Trade Representative ("USTR") to determine whether the acts, policies and practices of foreign countries deny adequate and effective protection of intellectual property rights or fair and equitable access for U.S. persons who rely on intellectual property protections. "Special 301" was amended in the Uruguay Round Agreements Act, effective January 1, 1995, to state specifically that a country can be found to deny adequate and effective intellectual property protection even if it is in compliance under the World Trade Organization Agreement on Trade-Related Aspects of Intellectual Property Rights.

  Special 301 provisions require the identification of countries that fail to provide the rights or access described in its provisions. On April 29, 1995, USTR placed Argentina, Brazil, China, Indonesia, and Taiwan on the "priority watch list" or the "watch list" for 1995. USTR announced on November 13, 1995 that Brazil would remain on the priority watch list. In the case of China, the Clinton administration's position is that China's implementation of Agreement on the Enforcement of Intellectual Property Rights, entered into on February 26, 1995, currently falls far short of the requirements of the Agreement. Unless implementation of the Agreement is "sharply improved" by the one-year anniversary of the Agreement, the Administration has stated that it will "take decisive action". The Company is unable to predict whether the United States will retaliate against any of these countries for their practices or whether such retaliation will result in increases in cost, or reductions in supply, of footwear generally, or the Company's footwear in particular.

  In March 1994, the European Union (the "EU") imposed quotas that restrict the importation into the EU of footwear manufactured in China. Such quotas have limited imports of the Company's products manufactured in China into the EU countries, but the Company has not suffered significant adverse effects as a result of the quotas to date. The European Commission has prepared a draft proposal to increase footwear quotas by 2%. It is not yet possible to predict whether this proposal will be adopted by the EU member states. The Company is not aware of any other significant proposed changes. In addition, antidumping complaints filed by various European footwear manufacturers in the EU against footwear imported from China, Indonesia and Thailand are pending before the EU authorities. The Company is unable to predict whether these or other antidumping complaints in the EU will lead to the imposition of duties on any of the Company's footwear imports or whether such duties, if imposed, would significantly limit imports of the Company's products into the EU countries.

  In addition, extension of "most favored nation" ("MFN") status for China must be approved by the President in order for Chinese exports to continue to have favorable duty rates. If China's MFN status is not renewed in 1996, the Company would be required to seek alternative sources of supply of footwear. The Company is currently developing alternative sources for the footwear it now obtains from producers in China. The Company's operations could, however, be materially and adversely affected by a substantial delay in locating such alternative sources of production.

  A number of developments have affected the Company's business in Mexico over recent years and will continue to affect it in the future. In November 1993, Mexico issued a final antidumping order imposing duties on footwear imported from China. The final order imposed a duty of varying rates depending on the type of footwear imported. These duties were not applicable to the Company's imports of footwear from China, which met a "minimum normal value" requirement until August 1994 when changes in the relevant tariff classifications resulted in the imposition of duties of 232% and 323% on certain of the Company's imports. In August 1994, Mexico modified its certificate of origin requirements by instituting, among other changes, particularly stringent procedural requirements for imports of footwear from non-GATT countries, including China. Although these procedures and other regulations limit the Company's ability to import certain footwear from China into Mexico, the certificate of origin requirements do not apply to certain footwear imported by the Company because such footwear qualifies for an exemption based on its price. In December 1994, the Company filed a petition with the Ministry of Commerce requesting a review of the antidumping duties, and subsequently filed additional materials in support of the petition. The Company is waiting for a preliminary resolution and public hearing on the matter by the Ministry of Commerce and is presently unable to determine whether its petition ultimately will result in the elimination or lowering of antidumping duties on products that the Company sells in the Mexican market.


ITEM 2. PROPERTIES
------- ----------

  The Company's worldwide headquarters are located in a 97,000 square foot leased facility in Santa Monica, California. The lease for the Santa Monica facility expires in October 2003 and the Company has the option to extend such term for two additional periods of five years each. The Company is in the process of trying to sublease approximately 23,000 square feet of this facility in connection with its consolidation efforts.

  The Company's warehouse and distribution operations occupy approximately 410,000 square feet in two leased locations in Ontario, California. These leases expire in June 1999 and the Company has options to extend each lease term for an additional five years.

  In 1995 the Company's wholly-owned foreign subsidiaries and joint venture collectively leased approximately 80,000 square feet used primarily for warehouse and office space. These leases expire over periods ranging from May 1996 through December 2000.

  In fiscal 1995, the Company decided to close its eight retail outlet stores and by February 1996 had completed the termination of seven of the outlet stores lease agreements and subleased the remaining outlet store to a third party.

  The Company believes that its existing facilities are adequate to meet its expected needs and that, if needed, additional or alternative space will be available on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS
------- -----------------

 Finexpance S.p.A.v.L.A. Gear, Inc.  Tribunal of Chiavari, Italy.  On February
 ---------------------------------
9, 1993, Finexpance S.p.A. ("Finexpance"), the exclusive distributor of the Company's products in Italy from January 22, 1988 until February 1, 1993, filed a complaint against the Company alleging, among other things, unfair competition and loss of customer base and goodwill. Plaintiff is seeking damages in excess of $22 million. The Company believes Finexpance's claims are without merit and intends to vigorously defend the action. The next hearing in this matter is presently scheduled for late May 1996.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

   No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1995.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT
---------   ------------------------------------

     Set forth below is certain information regarding each of the current
executive officers of the Company.    Officers are appointed by and serve at the
discretion of the Board.


Name                                 Age   Position
----                                 ---   --------

Stanley P. Gold                       53   Chairman of the Board and Chief
                                           Executive Officer

William L. Benford                    53   President and Chief Operating Officer

David F. Gatto                        34   Executive Vice President - Sales,
                                           Merchandising and Operations

Thomas F. Larkins                     34   Senior Vice President, Chief
                                           Administrative Officer, General
                                           Counsel and Secretary

James V. Moodhe                       48   Senior Vice President - Marketing,
                                           Design and Development

Tracey C. Doi                         34   Vice President and Controller

Victor J. Trippetti, Jr.              47   Vice President and Treasurer

     Stanley P. Gold was appointed Chairman of the Board and Chief Executive Officer of the Company in January 1992. Mr. Gold has served since 1987 as President, Chief Executive Officer and a director of Shamrock Holdings, Inc. ("Shamrock"), a holding company engaged primarily in real estate development and the making of investments. Since January 1, 1990, Mr. Gold has also served as President and Managing Director of Trefoil Investors, Inc. ("TII"), the general partner of Trefoil Capital Investors, L.P. ("Trefoil"), as well as President and Managing Director of Shamrock Capital Advisors, Inc. ("SCA"), a company which provides management and consulting services, including services to Trefoil and companies in which Trefoil invests. Mr. Gold is also a director of The Walt Disney Company, an international company engaged in family entertainment, and Koor Industries Limited ("Koor Industries"), Israel's largest industrial group engaged primarily in telecommunications equipment, agricultural chemicals, building materials, energy and food.


     William L. Benford was appointed President and Chief Operating Officer in June 1994, and prior to that served as Executive Vice President and Chief Financial Officer from January 1993 to June 1994. He joined the Company in September 1991 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Benford served as a Vice President of Shamrock Holdings of California, Inc. from January 1991 to September 1991. From September 1985 to December 1990, he was Senior Vice President, Chief Financial Officer and Treasurer of Central Soya Company, Inc., an international agri-business operation. Mr. Benford has also served as Vice President and Treasurer of Dekalb Agresearch, Inc. from 1981 to 1984 and Vice President and Assistant Treasurer of The Firestone Tire & Rubber Company in Akron Ohio from 1978 to 1981.

     David F. Gatto was appointed Executive Vice President - Sales, Merchandising and Operations in September 1995. He joined the Company in September 1991 as Senior Vice President - Strategic Planning, and served as Senior Vice President - International from January 1993 to September 1995. Prior to joining the Company, he was a Manager of the L/E/K Partnership, a Boston-based management consulting firm, since July 1988.

     Thomas F. Larkins was appointed Chief Administrative Officer of the Company in September 1995. He has served as Senior Vice President, General Counsel and Secretary since February 1994. Prior to joining the Company, he was associated with the law firm of Fried, Frank, Harris, Shriver & Jacobson from June 1989 to January 1994.

     James V. Moodhe was appointed Senior Vice President - Marketing, Design and Development in September 1995. From May 1995 to September 1995 he served as a consultant to the Company. From May 1991 to July 1992, he was the President of Guess Athletic, a new athletic shoe division of Guess? Inc. From July 1992 to April 1995, he was the President of Pan Pacific Designs, Inc., the exclusive licensee of the Guess Athletic brand. From October 1988 to May 1991, Mr. Moodhe was with K-Swiss Inc., an athletic shoe company, serving in the capacities of Vice President of Sales, Domestic and Vice President of Sales, International. Prior to that, he was a founding member of the management of Nike Inc.

     Tracey C. Doi was appointed Vice President and Controller of the Company in January 1994. She joined the Company in April 1990 as General Accounting Manager, and served as Assistant Controller from July 1990 to December 1993. Prior to that, Ms. Doi was Director of Financial Reporting of Management Company Entertainment Group, Inc., a diversified, international entertainment company, from July 1988 to April 1990.

     Victor J. Trippetti, Jr. was appointed Vice President and Treasurer of the Company in January 1994. He joined the Company as Manager - Budgets in October 1989, served as Director - Financial Planning from April 1990 to June 1992 and has served as Treasurer from July 1992. Prior to that, Mr. Trippetti was Director - Financial Planning of Host Marriott Corporation, an international hospitality corporation, from June 1986 to October 1989.

                                     PART II
                                     -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------    ------------------------------------------------------------ -------

 The information required in this item is incorporated by reference to "Notes to Consolidated Financial Statements - Note 17- Market for the Registrant's Common Stock and Related Stockholder Matters; Selected Quarterly Financial Data" appearing on page 22 in the Annual Report to Shareholders.


ITEM 6.   SELECTED FINANCIAL DATA
------    -----------------------

 The information required in this item is incorporated by reference to "Selected Financial Data" appearing on page 5 of the Annual Report to Shareholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

 The information required in this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 6 through 11 in the Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

 The information required in this item is incorporated by reference to the consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 22, 1996, appearing on pages 12 through 23 in the Annual Report to Shareholders.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

 Not applicable.

                                    PART III
                                    --------


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- ----------------------------------------------------

    The Company's Bylaws give the Board the power to set the number of directors at no less than eight nor more than fifteen. The size of the Company's Board is currently set at ten. The Restated Articles provide for the holders of Series A Preferred Stock, voting separately as a series, to elect three of the directors and for the holders of outstanding Common Stock to elect the balance. Trefoil also currently has the right to elect an additional four members of an expanded board of fourteen as a result of the Company's decision not to pay dividends on the Series A Preferred Stock for the past four quarters. The Company has not received any notification from Trefoil as to its intent to exercise such right. As of February 28, 1996, the directors of the Company were as follows:

Directors Elected by Holders of Common Stock
--------------------------------------------

    WILLIAM L. BENFORD was appointed President and Chief Operating Officer in June 1994, and prior to that served as Executive Vice President and Chief Financial Officer from January 1993 to June 1994. He joined the Company in September 1991 as Senior Vice President and Chief Financial Officer. Age: 53. Further information about Mr. Benford is presented in "Item 4 (a) - Executive Officers of the Registrant".

    WALTER C. BLADSTROM was elected to the Board in April 1993. Mr. Bladstrom has served as an advisor to Fulcrum International, Ltd. ("Fulcrum"), an investment and financial advisory firm specializing in mergers and acquisitions, since 1991. Prior to that time, Mr. Bladstrom served as the Chairman of the Board and Chief Executive Officer of Fulcrum since 1987. Mr. Bladstrom has also served as a member of the Advisory Board of the Snider Entrepreneurial Center at The Wharton School since 1989. Mr. Bladstrom owns a 0.1 percent limited partnership interest in Trefoil. Age: 63.

    ALLAN E. DALSHAUG has served as a Director of the Company since May 1986. Mr. Dalshaug has been Chairman of the Board, President and Chief Executive Officer of Sterling West Bancorp, a publicly held bank holding company, and Chief Executive Officer of its subsidiary, Sterling Bank, since 1980. He also
serves as a director of Jalate, Ltd., a manufacturer of women's clothing.   Age:
64.

    WILLIE D. DAVIS was elected to the Board in June 1992. Mr. Davis has served as President and Chief Executive Officer of All Pro Broadcasting, Inc., a Los Angeles broadcasting company, since 1977. Mr. Davis played professional football for ten years with the Green Bay Packers and for two years with the Cleveland Browns and was inducted into The Professional Football Hall of Fame in 1981. Mr. Davis also serves as a director of Wicor, Inc., Sara Lee Corporation, Alliance Bank, MGM Grand Company, Kmart Corporation, Dow Chemical Company, Johnson Controls Inc., Strong Capital Management Fund and Rally's Inc. Age: 61.

    STEPHEN A. KOFFLER has served as a Director of the Company since September 1991. Mr. Koffler has served as Managing Director, Investment Banking of Smith Barney, Inc., a brokerage and investment banking firm, since July 1994. Prior to that, he was Executive Vice President and Director of Investment Banking of Sutro & Co., Inc., a brokerage and investment banking firm, since October 1991. From May 1981 until September 1991, Mr. Koffler was employed by Merrill Lynch & Co. ("Merrill Lynch") and predecessor companies, and, until March 1991, was a Managing Director in the Investment Banking Division of Merrill Lynch. Mr. Koffler resigned as an officer of Merrill Lynch in March 1991 and acted as an employee and consultant to Merrill Lynch through September 1991. Age: 53.

    ANN E. MEYERS was elected to the Board in June 1992. Ms. Meyers has worked for various network and cable television stations (including CBS, ESPN, WTBS and Prime Network) as a broadcaster and sports commentator since 1983. Ms. Meyers played both amateur and professional women's basketball and participated in the Pan Am Games in 1975 and 1979 and the 1976 Olympic Games. Ms. Meyers was inducted into the Basketball Hall of Fame in 1993. Age: 40.

    CLIFFORD A. MILLER was first elected to the Board by Trefoil (as the holder of all of the issued and outstanding shares of Series A Preferred Stock) in September 1992, with a term of service which expired on February 26, 1993. On February 17, 1993, Mr. Miller was re-appointed to the Board, effective February 26, 1993, to fill a vacancy on the Board. Mr. Miller has continued to serve as a director of the Company since that date. Mr. Miller has served as Chairman of The Clifford Group, Inc., a national business consulting organization, since January 1992. From December 1986 through December 1991, Mr. Miller was an Executive Vice President and a Director of Great Western Financial Corporation and Great Western Bank. Mr. Miller has also served as a Senior Consultant to Shamrock since 1978 and is a director of First American Corporation and First
American Bankshares, Inc.   Age: 67.

Directors elected by Holders of Series A Preferred Stock
---------------------------------------------------------

    STANLEY P. GOLD has served as a Director since September 1991 and has held the positions of Chairman of the Board and Chief Executive Officer of the Company since January 1992. Age: 53. Further information about Mr. Gold is presented in "Item 4 (a) - Executive Officers of the Registrant".

    ROBERT G. MOSKOWITZ has served as a Director since September 1991. Since January 1990, Mr. Moskowitz has served as a Managing Director of TII and SCA. Mr. Moskowitz has also served as Executive Vice President of Shamrock since March 1989 and is a Director of Koor Industries. Age: 43.

    VAPPALAK A. RAVINDRAN was first elected to the Board by Trefoil (as the holder of all of the issued and outstanding Shares of Series A Preferred Stock) in September 1992, with a term of service which expired on February 26, 1993. Effective February 26, 1993, Mr. Ravindran was appointed as one of the three directors elected by Trefoil. Mr. Ravindran has continued to serve as a director of the Company since that date. Mr. Ravindran has served as the Managing Director and President of Paracor Finance Inc. ("Paracor Finance"), a merchant bank and investment company, since July 1987. Paracor Finance is an indirect wholly-owned subsidiary of Fosters Brewing Group Ltd. of Australia. An affiliate of Paracor Finance is a limited partner in Trefoil. Mr. Ravindran is a director of Northwest Airlines, Inc., a commercial airline. Age: 48.

Executive Officers
------------------

    Information regarding the Company's executive officers is included in Item 4(a) of Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11.    EXECUTIVE COMPENSATION
-------   ------------------------

     Summary Compensation Table.  The following table sets forth the
     --------------------------
compensation (cash and non-cash, plan and non-plan) paid to the Company's Chief Executive Officer, and the five other most highly compensated executive officers of the Company for the fiscal year ended November 30, 1995, including a former executive officer who left the Company in fiscal 1995 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the three fiscal years ended November 30, 1995, 1994 and 1993.


                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation
                                    Annual                              -----------------------------------------
                                 Compensation                           Awards                            Payouts
                                 ------------                           ------                            -------
                                                             Other Annual    Restricted    Securities                   All Other
Name and Principal             Fiscal                        Compensation      Stock       Underlying      LTIP       Compensation
     Position                   Year   Salary($)   Bonus($)    ($) (2)        Awards($)    Options(#)    Payouts($)        ($)
----------------------------   ------  ---------   --------   -----------    ----------    ----------    ----------   ------------
Stanley P. Gold                1995    23,250 (1)      0             0             0              0            0              0
Chairman of the Board          1994    21,000 (1)      0             0             0              0            0              0
and Chief Executive            1993    25,750 (1)      0             0             0        750,000            0              0
Officer

William L. Benford             1995   500,000          0             0             0         28,199            0          4,500(4)
President and Chief            1994   401,058          0             0             0        319,118            0          4,620(4)
Operating Officer              1993   325,000          0             0             0              0            0          4,497(4)

David F. Gatto                 1995   279,863          0             0             0         45,310            0          4,500(4)
Executive Vice President-      1994   275,000          0             0             0         76,176            0          4,992(4)
Sales, Merchandising and       1993   275,000          0             0             0              0            0          4,125(4)
Operations

Thomas F. Larkins              1995   213,231          0             0             0         59,743            0              0
Sr. Vice President and         1994   169,231          0             0             0         30,000            0              0
Chief Administrative           1993         0          0             0             0              0            0              0
Officer

Tracey C. Doi                  1995   141,981          0             0             0         27,981            0          4,085(4)
Vice President and             1994   130,110          0             0             0         14,029            0          3,903(4)
Controller                     1993   102,306          0             0             0              0            0          3,000(4)

Christopher M. Walsh           1995   214,628     15,000             0             0         12,248            0              0
Former Senior Vice             1994   220,000          0             0             0         72,941            0              0
President-Operations           1993   220,000          0         2,447(3)          0              0            0              0

(1)  In fiscal 1995, 1994 and 1993, Mr. Gold earned $23,250, $21,000 and $25,750 respectively, for his service as a director of the Company. The fees paid to Mr. Gold for his service as a director are the customary fees paid to nonemployee directors. See "Director Compensation".

(2) Perquisites and other personal benefits paid to each Named Executive Officer (other than Mr. Walsh, as disclosed under "Other Annual Compensation") in each instance aggregated less than the lesser of $50,000 and ten percent (10%) of the total of annual salary and bonus reported for such Named Executive Officer under

     "Salary" and "Bonus". Accordingly, such information is omitted from the Summary Compensation Table as permitted by the rules and regulations of the Securities and Exchange Commission.

(3) These amounts were reimbursed by the Company during fiscal 1993 for the payment of taxes.

(4) Each of Mr. Benford, Mr. Gatto and Ms. Doi deferred a portion of his or her annual salary pursuant to the 401(k) portion of the Company's Employee Stock Savings Plan. The amount shown for fiscal 1995 represents a contribution, valued at $4,500, $4,500 and $4,085, respectively, for Mr. Benford, Mr. Gatto, and Ms. Doi made by the Company pursuant to the employee stock ownership plan portion of its Employee Stock Savings Plan. The Matching Contribution is held in shares of the Company's Common Stock. Messrs. Benford and Gatto will be fully vested under the Employee Stock Savings Plan on November 30, 1996 and Ms. Doi is currently fully vested under the Employee Stock Savings Plan.

     Stock Options Granted in Fiscal 1995.  The following table sets forth
     -------------------------------------
information concerning individual grants of stock options made by the Company during the fiscal year ended November 30, 1995 to each of the Named Executive Officers. The Company did not grant any stock appreciation rights during fiscal 1995.


                                 OPTION GRANTS
                   IN THE FISCAL YEAR ENDED NOVEMBER 30, 1995

                                                                                      Potential Realizable
                                                                                         Value at Assumed
                                                                                       Annual Rates of Stock
                                                                                        Price Appreciation
                                       Individual Grants                                For Option Term (9)
                          ---------------------------------------------               ----------------------
                            Number of         % of Total
                            Securities      Options/SAR's      Exercise
                            Underlying        Granted to       Or Base
                          OPTIONS/SAR's      Employees in       Price     Expiration
   Name                   Granted (#)      Fiscal Year(6)     ($/Share)       Date     5% ($)      10% ($)
   ----                   -------------   ---------------     ---------   ----------   ------     ---------
Stanley P. Gold                   0                0              0              N/A        0             0

William L. Benford           28,199 (1)         5.76%         $5.18 (7)     12/13/04   77,688       210,111

David F. Gatto               15,310 (1)         3.13%         $5.18 (7)     12/13/04   42,179       114,075
                             30,000 (2)         6.13%         $2.66 (7)     09/12/05   54,600       134,250

Thomas F. Larkins            30,000 (3)         6.13%         $4.75 (8)     12/13/04   95,550       236,430
                              9,743 (1)         1.99%         $5.18 (7)     12/13/04   26,842        72,595
                             20,000 (2)         4.09%         $2.66 (7)     09/12/05   36,400        89,500

Tracey C. Doi                 9,500 (4)         1.94%         $5.18 (7)     12/13/04   26,173        70,785
                              5,481 (1)         1.12%         $5.18 (7)     12/13/04   15,100        40,839
                             13,000 (2)         2.66%         $2.66 (7)     09/12/05   23,660        58,175

Christopher M. Walsh         12,248 (5)         2.50%         $5.18 (7)     01/06/96   33,743        91,260

--------------------

(1) These options were granted pursuant to the Company's 1993 Stock Incentive Plan on December 13, 1994. The total number of options granted were exercisable on and after December 1, 1995.

(2) These options were granted pursuant to the Company's 1993 Stock Incentive Plan on September 12, 1995. One-third of the total number of options granted are exercisable on and after each of September 12, 1996, 1997 and 1998. Vesting may be accelerated in the event of a change in control (as defined in the Company's 1993 Stock Incentive Plan) of the Company.

(3) These options were granted pursuant to the Company's 1986 Stock Option Plan on December 13, 1994. One-third of the total number of options granted became exercisable on and after December 13, 1995 and an additional one-third of the options are exercisable on and after each of December 13, 1996 and 1997. Vesting may be accelerated in the event of a change in control (as defined in the Company's 1986 Stock Option Plan) of the Company.

(4) These options were granted pursuant to the Company's 1993 Stock Incentive Plan on December 13, 1994. One-third of the total number of options granted became exercisable on and after December 13, 1995 and an additional one-third of the options are exercisable on and after each of December 13, 1996 and December 13, 1997. Vesting may be accelerated in the event of a change in control (as defined in the Company's 1993 Stock Incentive Plan) of the Company.

(5) These options were granted pursuant to the Company's 1993 Stock Incentive Plan on December 13, 1994. These options expired on January 6, 1996.

(6) In fiscal 1995, the Company granted options to purchase an aggregate of 489,417 shares of Common Stock to employees.

(7) Exercise price is equal to the fair market value (determined by the average price, for each of the five consecutive trading days immediately preceding the grant date, of the last sales price of a share, regular way, on the New York Stock Exchange (NYSE) Composite Tape) of such stock on the date the options were granted. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.

(8) Exercise price is equal to the fair market value of the Company's common stock, based upon the last reported sales price, regular way, for the Corporation's common stock on the New York Stock Exchange at the close of business on the date of grant. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.

(9) Potential realizable value is based upon the per share fair market value of options on the date of grant and an annual appreciation of such fair market value through the expiration date of such option at the stated rate. These amounts represent assumed rates of appreciation only and may not necessarily be achieved. Actual gains, if any, are dependent on the future performance of the Common Stock, as well as upon the option holder's continued employment through the vesting period. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Internal Revenue Code of 1986, as amended, and any applicable state laws.

     Aggregated Option Exercises.  The following table sets forth information
     ---------------------------
(on an aggregated basis) concerning each exercise of stock options during the fiscal year ended November 30, 1995 by each of the Named Executive Officers and the fiscal year-end value of unexercised options. The Company has no outstanding stock appreciation rights, either freestanding or in tandem with options.


                          AGGREGATED OPTION EXERCISES
                 IN THE FISCAL YEAR ENDED NOVEMBER 30, 1995 AND
                         FISCAL YEAR-END OPTION VALUES

                                                                Number of Securities Underlying             Value of Exercised
                                                                 Unexercised Options/SAR's at               "In-the-Money"
                                  Shares            Value            Fiscal Year-End (#)                        Options at
                                Acquired on        Realized           Exercisable ("E")/                   Fiscal Year-End ($)(1)
   Name                         Exercise(#)             $            Unexercisable ("U")                 Exercisable/Unexercisable
   ----                         -----------        --------      -------------------------------         -------------------------
Stanley P. Gold                      0                  0               770,000(E) / 0(U)                         $0 / $0

William L. Benford                   0                  0            189,118(E) / 228,199(U)                      $0 / $0

David F. Gatto                       0                  0            106,176(E) / 85,310(U)                       $0 / $0

Thomas F. Larkins                    0                  0             10,000(E) / 79,743(U)                       $0 / $0

Tracey C. Doi                        0                  0             12,029(E) / 34,981(U)                       $0 / $0

Christopher M. Walsh                 0                  0               0(E) / 125,189(U)                         $0 / $0

------------

 (1) Options are "in-the-money" at the fiscal year end if the fair market value of the underlying securities on such date exceeds the exercise price of the option. The closing price of the Company's Common Stock on November 30, 1995 did not exceed the exercise price of the any of the reported options.

                              DIRECTOR COMPENSATION

     During fiscal 1995, the Company paid to Mr. Gold and each nonemployee director $1,250 per month, $1,000 for each Board meeting attended and $1,000 ($1,250 for the committee chairperson) for each committee meeting attended and reimbursed such person for all expenses incurred by him or her in his or her capacity as a director of the Company. In light of Mr. Gold not receiving any salary or other cash compensation for services rendered as an officer of the Company, the Board authorized the payment to Mr. Gold of directors' fees in the amount customarily paid to the Company's nonemployee directors. During fiscal 1995, Mr. Gold earned $23,250 in directors' fees.

     Pursuant to a one-year management agreement, dated September 12, 1994, between the Company and SCA (the "Services Agreement"), SCA consulted with, and provided advice to, the officers and employees of the Company. The Services Agreement expired by its terms in September 1995. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Mr. Gold is a member of the Board of Directors of SCA and Mr. Moskowitz is an executive officer of SCA. Mr. Gold's services to the Company are provided in his capacity as Chairman of the Board and Chief Executive Officer and he is separately compensated for such services. The Company also (i) reimbursed SCA for all of its reasonable out-of-pocket costs and expenses (including, without limitation, the fees and disbursements of its counsel) incurred in connection with the performance of its services under the Services Agreement and (ii) paid customary directors' fees to the officers and directors of SCA serving as directors of the Company.

     Under the 1992 Stock Option Plan for Eligible Nonemployee Directors (the "1992 Stock Option Plan"), each eligible nonemployee director automatically receives a one-time grant of an option to purchase 20,000 shares of Common Stock upon his or her (i) initial election to the Board or (ii) appointment by the Board to fill a vacancy left by the termination of the directorship (for any reason) of any director who had previously been elected to the Board by vote of the holders of shares of Common Stock of the Company. No options were granted under the 1992 Stock Option Plan in fiscal 1995.

     Indemnification Agreements.  The Company has entered into indemnification
     --------------------------
agreements with each of its directors and executive officers pursuant to which the Company has agreed to indemnify such persons against expenses, judgments, fines, penalties or amounts paid in settlement actually and reasonably incurred by such person in connection with legal proceedings in which the person was involved by reason of being a director or officer of the Company. The indemnification generally is available if such person acted in good faith and in a manner he or she reasonably believed to be in the best interests of the Company and, with respect to criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. Such person is not indemnified in respect of matters as to which he or she has been adjudged liable to the Company unless a court determines that, under the circumstances, he or she is reasonably entitled to such indemnification.

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

     Pursuant to an employment agreement, dated as of December 7, 1993 (as amended), William L. Benford serves as President and Chief Operating Officer of the Company. The agreement has a three-year term expiring on November 30, 1996. Under the agreement, Mr. Benford receives an annual base salary of $500,000 and is eligible to participate in the Company's management bonus plan based on excess return on capital (the "MIP"). No cash bonus was paid by the Company for the fiscal years ended November 30, 1993, 1994 and 1995.

     Pursuant to an employment agreement, dated as of December 7, 1993 (as amended), David F. Gatto serves as Executive Vice President - Sales, Merchandising and Operations of the Company. The agreement has a three-year term, expiring on November 30, 1996. Under the agreement, Mr. Gatto receives an annual base salary of $300,000 and is eligible to participate in the MIP. No cash bonus was paid by the Company for the fiscal years ended November 30, 1993, 1994 and 1995.

     Pursuant to an employment agreement, dated as of February 15, 1994, Thomas
F. Larkins serves as Senior Vice President and Chief Administrative Officer of the Company. The agreement has a three-year term, expiring on February 28, 1997. Under the agreement, Mr. Larkins receives an annual base salary of $245,000 and is eligible to participate in the MIP. No cash bonus was paid by the Company for the fiscal years ended November 30, 1994 and 1995.

  Pursuant to an employment agreement, dated as of February 1, 1996, Tracey C. Doi serves as Vice President and Controller of the Company. The agreement has a one year term, but will renew automatically from year to year unless the Company gives Ms. Doi notice of non-renewal at least six months prior to the end of its term. Under the agreement, Ms. Doi receives an annual base salary of not less than $150,000 during each year of her employment term and is eligible to participate in the MIP. No cash bonus was paid by the Company for the fiscal years ended November 30, 1993, 1994 and 1995.

                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

  The Compensation Committee of the Board consists of Stephen A. Koffler,
Walter C. Bladstrom, Allan E. Dalshaug and Willie D. Davis.   The Stock Option
Committee consists of Stanley P. Gold and Robert G. Moskowitz.

  Mr. Gold also serves as a Director and member of the Remuneration Committee of Koor Industries.

  Ann Meyers, a member of the Stock Option Committee until April 1995, served as a consultant for the Company in connection with the establishment of a woman's basketball promotion program pursuant to a consulting agreement effective as of November 1, 1993. She was compensated in the aggregate amount of $75,000 during fiscal 1995 for such services. Her consulting agreement expired in November 1995 and was not renewed.


             REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEES
                           ON EXECUTIVE COMPENSATION

GENERAL

  The Compensation Committee is currently comprised of Stephen A. Koffler (chair), Walter C. Bladstrom, Allan E. Dalshaug and Willie D. Davis, four non-employee directors. The primary duties of the Compensation Committee include
(i) reviewing the compensation levels of the Company's principal executive officers and certain other members of senior management, (ii) administering the Company's incentive bonus plans, (iii) consulting with and making recommendations to the Company's Stock Option Committee regarding the Company's overall stock option grant policy and/or awards to be granted under the Company's 1986 Stock Option Plan and 1993 Stock Incentive Plan and (iv) related matters. The Chairman of the Board and the President may jointly approve the employment of individuals (other than executive officers) with an annual base compensation between $150,000 and $250,000, provided they give prompt notice of such approval to the Compensation Committee. Decisions regarding annual compensation levels of $250,000 or greater (and the annual compensation levels of all executive officers) are subject to Compensation Committee approval.

  The Stock Option Committee consists of Stanley Gold (chair) and Robert
Moskowitz.   The primary duties of the Stock Option Committee are to (i)
determine individuals to whom stock options will be granted under the Company's 1986 Stock Option Plan and the terms on which such options will be granted, (ii) determine individuals to whom options, stock appreciation rights, restricted stock, performance units and performance shares (collectively, "Awards") will be granted under the 1993 Stock Incentive Plan and the terms and conditions on which such Awards will be made and (iii) make periodic reports to the Board as to the status of the Company's 1986 Stock Option Plan and 1993 Stock Incentive Plan.

  Section 162(m) of the Internal Revenue Code generally places restrictions on the deductibility of compensation paid to specified executive officers in excess of $1 million per year (on a per person basis), with certain exceptions. The Company has not adopted a policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) as it does not believe such a policy will be necessary for fiscal 1996 based on the fact that none of its executive officers is expected to receive compensation in excess of $1 million during fiscal 1996.

COMPENSATION PHILOSOPHY

The key objectives of the Company's executive compensation programs are to:

     .    Attract and retain qualified management.

     . Provide substantial incentives for management to maximize the value of the Company.

     . Limit the shareholder cost of management incentive compensation to a reasonable percentage of incremental shareholder value.


          In fiscal 1993, the Company retained an independent compensation consulting firm (the "Consultant") to assist the Compensation Committee in reviewing the Company's executive compensation programs for fiscal 1993 and in accomplishing any modifications of existing programs, or the establishment of new programs, which would better enable the Company to achieve the overall objectives of its executive compensation philosophy. The Company has continued the policies adopted based on the Consultant's report as the goals and objectives of its executive compensation program have remained the same.

          The Company's executive compensation program consists of three basic elements -- base salaries, cash and deferred incentive bonuses and stock options.

          Base Salaries. The Compensation Committee believes that the Company's
          -------------
base salaries for management employees reflect competitive salary levels for positions of similar responsibility, individual experience and the riskiness of the Company's total compensation program. The Consultant's report used the compensation levels of consumer products companies, apparel companies and footwear companies, adjusted for differences in company size and position responsibility, to determine competitive compensation levels (the "Compensation Peer Group"). Most of the companies in the Compensation Peer Group are in the S&P 500 and some are in the S&P Shoes Index, each of which indices has been used for purposes of comparison in the Stock Performance Graph at page 24. The Compensation Committee did not survey the Compensation Peer Group in connection with salary decisions in fiscal 1995.

          The Compensation Committee believes that its incentive bonus plan and fixed share stock option grant guidelines allow for substantially greater compensation risk than typical competitive bonus and stock option plans and that it is therefore appropriate to provide base salaries that exceed median competitive levels. In fiscal 1993, the level of base salaries paid by the Company to its management employees (other than Mr. Gold) was approximately 18% above the median level relative to the Compensation Peer Group. As part of its expense reduction efforts and in light of the loss experienced by the Company in 1995, the Company did not implement any across-the-board salary increases for management employees in fiscal 1995. In fact, the overall management payroll significantly decreased during fiscal 1995 as the number of Vice Presidents employed by the Company decreased by 39% (from 18 to 11) in line with the Company's efforts to streamline its organizational structure. Although the Compensation Committee believes that modest salary increases were made among the Compensation Peer Group, it continues to believe that the Company's salary levels for management employees remain above the median level among the Compensation Peer Group (although not to the same extent as fiscal 1993 and 1994), and that such position is necessary for the Company to continue to attract and retain qualified executives.

  Executive salaries are reviewed by the Compensation Committee on an annual basis and may be increased at that time. Salary increases, if any, are based primarily on the overall performance of the Company during the preceding fiscal year, as measured in terms of roughly equally-weighted criteria such as (i) annual long-term sales and earnings growth, (ii) market share gains, (iii) progress toward achieving the Company's long-term objectives (principally a return to profitability on an annual basis) and (iv) return to shareholders. The Compensation Committee also considers the individual performance of the executive, measured in terms of (i) the executive's business results (i.e.,
                                                                      ----
divisional or departmental results as appropriate), (ii) the achievement of various managerial objectives and personal development goals, and (iii) the assumption of increased responsibilities by the executive (whether by reason of promotion or otherwise). In September 1995, the Company underwent a corporate reorganization pursuant to which it, among other expense reduction measures, reduced its workforce by 30% and realigned senior management such that certain individuals were required to assume additional responsibilities (the "1995 Corporate Reorganization"). In connection with the 1995 Corporate
Reorganization: (i) David Gatto was appointed Executive Vice President - Sales, Merchandising and Operations and his base salary was increased from $275,000 to $300,000, (ii) Thomas Larkins was appointed Senior Vice President and Chief Administrative Officer and his base salary was increased from $210,000 to $245,000, and (iii) Tracey Doi's responsibilities as Vice President and Controller were expanded and broadened and her base salary was increased from $140,000 to $150,000. No other salary increases were granted to the Named Executive Officers of the Company in fiscal 1995. For purposes of this report, the "Named Executive Officers" include the Company's Chief Executive Officer, the next four highest paid executive officers in fiscal 1995, and the Company's former Senior Vice President--Operations, who left the Company in fiscal 1995. No other discretionary salary increases were granted to executive officers during fiscal 1995 due to the Company's failure to meet the foregoing criteria.

    Cash and Deferred Incentive Bonuses.  Management employees (other than the
    -----------------------------------
Chief Executive Officer) participate in a management incentive program (the "MIP") implemented in fiscal 1994 and administered by the Compensation Committee which provides generally for bonus awards based on improvements in economic value added ("EVA"). EVA is a measure of economic profit after all costs including the cost of the Company's equity and equity related capital. The MIP is based on three key concepts: a target bonus; a fixed share of EVA improvement in excess of expected EVA improvement ("excess EVA improvement"); and a bonus bank. The EVA bonus earned is equal to the sum of the target bonus plus the fixed share of excess EVA improvement (which may be negative). The bonus earned is credited to the bonus bank, and the bonus paid is equal to the amount of the bonus bank balance, up to the amount of the target bonus, plus 1/3 of the bonus bank balance in excess of the target bonus. No bonus is paid when the bonus bank balance is negative (or when the Company has a net operating loss after tax), and negative bonus bank balances are carried forward to offset future bonuses earned; provided, however, that negative bank balances cannot exist until contributions are initially made to the bonus bank and a bonus bank balance is thus established. There is no cap on the bonus awards that can be achieved for superior levels of excess EVA improvement.

  The Compensation Committee believes that excess EVA improvement provides the best operating performance measure of shareholder returns in excess of the cost of equity and equity related capital. The plan is designed to provide strong performance incentives for the Company's management by aligning management compensation with increases in shareholder value represented by excess EVA improvement. It is generally the Compensation Committee's intention that management's share of excess EVA improvement will not be increased to offset the effects of poor performance nor reduced to offset the effects of superior performance. However, the Compensation Committee believed it was necessary to increase management's share of excess EVA improvement for fiscal 1996 to enable the MIP to provide a meaningful performance incentive to management and to allow the Company to retain qualified management employees, particularly in light of
(i) the significant level of expected EVA improvement required to be reached prior to management commencing to share in excess EVA improvement, and (ii) the failure of the MIP to pay cash bonuses to management in either fiscal 1994 or fiscal 1995.

  Target bonuses for plan participants reflect a premium above median competitive bonus opportunities. The Compensation Committee believes that the premium is appropriate in light of the risk of the MIP. The Compensation Committee believes that the MIP provides very strong performance incentives as well as a reasonable balance between the Company's retention objectives and acceptable shareholder cost.

     In addition, if the operating performance objectives are met, the MIP also provides that a portion of an individual's target bonus may be excluded from the bonus calculation based on EVA improvement and be allocated to bonus awards based on individual performance objectives to be determined by the Compensation Committee in consultation with senior management. Bonus awards based on individual performance objectives would be subject to caps.

STOCK OPTIONS

     The Company uses stock option grants to attract and retain qualified managers and to provide incentives for management to increase shareholder value. The Company also uses stock option grants as a way to provide incentives to management during years in which cash bonuses are not paid. The Company's stock option grant policy with respect to senior management is aimed at inducing qualified candidates to accept offers of employment and to retaining such candidates once employed (including in connection with any required relocations). Pursuant to the 1986 Stock Option Plan and the 1993 Stock Incentive Plan, the Stock Option Committee has sole discretion regarding the grant of options.

     Triennial Stock Option Grant Program.   In fiscal 1994, the Compensation
     ------------------------------------
Committee adopted a stock option grant policy (the "Triennial Stock Option Grant Program") to help ensure equity between recently hired and longer tenured employees and to continue to provide strong performance incentives to increase shareholder value Under the Triennial Stock Option Grant Program, a fixed number of stock options are granted to senior management once every three years, pursuant to option grant guidelines established for each level of the Company's management employees. The options are granted at an exercise price equal to the fair market value of the Company's Common Stock on the grant date, and vest in thirds on each of the first, second and third anniversaries of the grant date. The first round of grants under the Triennial Stock Option Grant Program were made in fiscal 1994 at an exercise price of $7.78 per share. The vesting schedule for the initial award of grants under the Triennial Stock Option Grant Program was accelerated so that options would vest one-third upon grant and one-third upon each of the first and second anniversaries of the grant date. The Compensation Committee determined that such accelerated vesting schedule would more effectively accomplish the Company's retention objectives.

     It is the Compensation Committee's intention to maintain the proposed stock option grant guidelines on a fixed share basis and not make adjustments to maintain the expected value of the triennial grant at a targeted competitive level. It is the Compensation Committee's belief that competitive adjustments substantially weaken management's performance incentive because they offset poor performance by increasing the number of shares granted and penalize superior performance by reducing the number of shares granted. The recommended grant guidelines were established at share levels that initially provided options with an expected value in excess of the median long-term incentive values of the Compensation Peer Group. However, the expected value of the proposed grant guidelines relative to competitive long-term incentive values has, and will continue to, fluctuate based on the performance of the Company's stock.

     1996 Shared Success Award.   As an additional incentive separate from the
     -------------------------
Triennial Stock Option Grant Program, in December 1995 the Compensation Committee and Stock Option Committee adopted and approved the 1996 Shared Success Award for all employees of the Company. In contrast to the MIP, under which only certain management level employees are eligible to receive options, all employees of the Company received options under the 1996 Shared Success Award. The purpose of the 1996 Shared Success Award is to: (i) instill a sense of ownership in the Company in all employees; (ii) assist the Company in retaining qualified employees; (iii) recognize the contributions of the Company's employees during the past year and the increased demands placed on such employees in light of the reduction in workforce effected by the Company pursuant to the 1995 Corporate Reorganization in September 1995; and (iv) provide added performance incentive to increase shareholder value with a minimum dilutive effect on earnings per share of common stock. The Compensation Committee and Stock Option Committee believe the Shared Success Award can assist the Company in achieving the foregoing objectives at a reasonable cost and without requiring the Company to make any additional cash payout. Under the 1996 Shared Success Award, the number of options received by management employees was set by first assuming that each participant earned a theoretical payout at 100% of his or her bonus opportunity under the 1995 MIP. This amount was then divided by the daily average closing price of the Common Stock during fiscal 1995 ($3.15) to determine the number of options to be granted, with each management employee being granted options to purchase a minimum of 2,000 shares. Options to purchase an aggregate of approximately 482,384 shares were granted to management employees under the 1996 Shared Success Award. All options were issued at the fair market value of the Company's Common Stock on December 19, 1995, the date of grant ($1.75), and vest in full on December 1, 1996, the first day of the Company's 1997 fiscal year.

CHIEF EXECUTIVE OFFICER

     At Mr. Gold's request, he did not receive any salary or other cash compensation during fiscal 1995 for his services as Chief Executive Officer of the Company. In light of the foregoing, the Board authorized the payment to Mr. Gold of directors' fees in the amount customarily paid only to non-employee directors of the Company. During fiscal 1995, Mr. Gold earned $23,250 in directors' fees.

     During fiscal 1993, the Compensation Committee sought to create a compensation arrangement for Mr. Gold which (i) is equitable in relation to the fair (i.e., risk adjusted expected) value of compensation packages offered to
      ----
chief executive officers in other turnaround situations and (ii) provides the entire fair value in the form of stock options without any guaranteed compensation (thereby honoring Mr. Gold's request that he not receive any cash compensation (other than directors' fees) from the Company). In order to analyze the competitive market, the Consultant identified seventeen "turnaround" companies, each of which met two or more of the following criteria: (i) chief executive officer hired from outside the company, (ii) deteriorating performance prior to the hiring of a new chief executive officer, (iii) consumer products industries, and (iv) similar size to the Company.

     In reaching its recommendations, the Compensation Committee also reviewed Mr. Gold's performance since his appointment to the post of Chief Executive Officer in January 1992 and the progress the Company was making in achieving its turnaround objectives. The Compensation Committee also evaluated whether Mr. Gold's compensation should be adjusted in view of the Services Agreement between the Company and SCA. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Services Agreement". Mr. Gold is a director, shareholder and president of SCA. The Compensation Committee reviewed with members of senior management the services provided by SCA under the Services Agreement and the payments made to SCA by the Company with respect thereto and concluded that Mr. Gold's services as Chief Executive Officer were unrelated to, and not duplicative of, the management services provided under the Services Agreement. The Compensation Committee also noted that the Services Agreement was entered into simultaneously with Trefoil's $100 million investment in September 1991 and at a time when Mr. Gold was not an employee of the Company. Accordingly, the Compensation Committee concluded that the compensation to be awarded to Mr. Gold as Chief Executive Officer should not be reduced by virtue of the Services Agreement. However, the Compensation Committee did conclude that an adjustment to the indicated compensation based on peer group analysis should be made in light of Mr. Gold's outside business commitments which would preclude him from devoting his exclusive business energies on behalf of the Company. The Compensation Committee also concluded that an adjustment to Mr. Gold's compensation should not be made to account for the September 1991 grant to Mr. Gold of 20,000 stock options (with an exercise price equal to the fair market value of a share of the Company's Common Stock on the grant date) upon Mr. Gold's appointment to the Board. The Compensation Committee believed that such grant was unrelated to the services Mr. Gold was performing as the Company's Chief Executive Officer and that similar grants are made to non-employee directors upon their first election or appointment to the Board.

     In arriving at the number of options to be granted to Mr. Gold, the Compensation Committee relied on the Consultant's estimate of a competitive four year total compensation package for a newly hired chief executive officer of a turnaround company of similar size. The Consultant's estimate was based on a regression analysis which related the hire date expected value of such chief executive officer's four year total compensation package to the market value of the turnaround company at the hire date. The competitive compensation value, adjusted for Mr. Gold's partial time commitment to the Company as described above, was converted into a one-time stock option grant based on a Black-Scholes ratio value of .625, and a vesting discount factor of .940. The 750,000 options were granted to Mr. Gold pursuant to the Company's 1993 Stock Incentive Plan on October 19, 1993. All of such options are currently exercisable, and remain exercisable for two years following termination of Mr. Gold's service as a director of the Company. The exercise price of the options is $11.55 per share, the average fair market value of the Company's Common Stock for the five trading days immediately preceding the date of grant.

     The Compensation Committee reconsidered Mr. Gold's compensation package in fiscal 1995 and determined that no adjustments were required to be made, as it concluded that the compensation granted in 1993 (excluding director fees) was designed to compensate Mr. Gold for services in 1995 as well. The Company believes that Mr. Gold's compensation arrangement reflects the above-described executive compensation philosophy of the Company designed to align management compensation closely with improved financial performance and increased shareholder value.


                              COMPENSATION COMMITTEE
                              Stephen A. Koffler, Chairman
                              Walter C. Bladstrom
                              Allan E. Dalshaug
                              Willie D. Davis

                              STOCK OPTION COMMITTEE
                              Stanley P. Gold, Chairman
                              Robert G. Moskowitz

February 21, 1996

     The Report of the Compensation and Stock Option Committees on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the "Securities Act") or under the Exchange Act and shall not otherwise be deemed filed under such Acts.


                  PERFORMANCE GRAPH FOR L.A. GEAR COMMON STOCK
                             ("PERFORMANCE GRAPH")

          The Performance Graph compares the cumulative total return (assuming reinvestment of dividends) on the Company's Common Stock with (i) the Standard & Poor's 500 Stock Index and (ii) the Standard & Poor's Shoes Index which is comprised of Reebok, Nike, Stride Rite Corporation and Brown Group, Inc., and assumes an investment of $100 on December 1, 1990 in each of the Common Stock, the stocks comprising the Standard & Poor's 500 Stock Index and the Standard & Poor's Shoes Index.

     The historical stock price performance of the Common Stock shown on the Performance Graph set forth below is not necessarily indicative of future price performance.

     The Performance Graph which is set forth below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act and shall not otherwise be deemed filed under such Acts.

                               PERFORMANCE GRAPH
                           FOR L.A. GEAR COMMON STOCK

                           TOTAL SHAREHOLDER RETURNS
                             (DIVIDENDS REINVESTED)


                       [PERFORMANCE GRAPH APPEARS HERE]


                TOTAL SHAREHOLDER RETURNS - DIVIDENDS REINVESTED

                                        NOVEMBER INDEXED RETURNS
                                        ------------------------

COMPANY/INDEX             1990    1991     1992     1993     1994     1995
-------------             ----   ------   ------   ------   ------   ------
S&P 500 INDEX              100   120.34   142.57   156.97   158.61   217.27
L.A. GEAR, INC. .......    100    91.40   105.38    97.85    46.24    13.98
S&P SHOE INDEX.........    100   190.79   247.39   179.53   216.19   275.67

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------


  The following table sets forth certain information regarding the shares of Common Stock beneficially owned as of February 21, 1996 by each person or entity who, insofar as the Company has been able to ascertain, beneficially owned more than 5% of the Company's Common Stock as of such date. The table also reflects the ownership of the issued and outstanding shares of Series A Preferred Stock. Unless otherwise indicated, the address for all natural persons listed in the table below is 4444 Lakeside Drive, Burbank, California 91505.

                                                                                   Amount and
                Title                        Name and Address                       Nature of             Percent
                of Class                   of Beneficial Owners             Beneficial Ownership (1)     of Class
                --------              -------------------------------      ---------------------------   ---------
                Common                Trefoil Capital Investors, L.P.             11,000,000(2)           33.40%
                                      c/o Trefoil Investors, Inc.
                                      4444 Lakeside Drive
                                      Burbank, CA  91510

                                      Roy E. Disney                               11,000,000(3)           33.40%

                                      Patricia A. Disney                          11,000,000(3)           33.40%

                                      Stanley P. Gold                             11,890,000(4)           37.15%

                Common                Pentland Ventures Ltd.                       1,644,445(5)            7.05%
                                      c/o Pentland Group plc.
                                      The Pentland Centre
                                      Lakeside, Squires Lane
                                      Finchley N3 2QL
                                      England

                                      Robert Stephen Rubin                         1,644,445(6)            7.05%
                                      c/o Pentland Group plc.
                                      The Pentland Centre
                                      Lakeside, Squires Lane
                                      Finchley N3 2QL
                                      England

                Preferred             Trefoil Capital Investors, L.P.              1,000,000             100.00%
                                      c/o Trefoil Investors, Inc.
                                      4444 Lakeside Drive
                                      Burbank, CA  91510

                                      Roy E. Disney                                1,000,000(7)          100.00%

                                      Patricia A. Disney                           1,000,000(7)          100.00%

                                      Stanley P. Gold                              1,000,000(7)          100.00%

------------
(1) Unless otherwise indicated, each named entity has sole voting and investment power over the shares beneficially owned by it.

(2) These shares include 10,000,000 shares representing the shares of the Company's Common Stock issuable upon conversion of the shares of Series A Preferred Stock owned by Trefoil Capital Investors, L.P., is Trefoil Investors, Inc.

(3) These shares are owned by Trefoil Capital Investors, L.P., the General Partner of which is Trefoil Investors, Inc., and include 10,000,000 shares representing the shares of the Company's Common Stock issuable upon conversion of the shares of Series A Preferred Stock owned by Trefoil Capital Investors, L.P. Roy E. Disney and Stanley P. Gold collectively control more than 50% of the voting stock of Trefoil Investors, Inc.

(4) Includes (i) 750,000 shares which Mr. Gold has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the 1993 Stock Incentive Plan, and 20,000 shares which Mr. Gold has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan and (ii) the shares owned by Trefoil Capital Investors, L.P., the General Partner of which is Trefoil Investors, Inc., including 10,000,000 shares representing the shares of the Company's Common Stock issuable upon conversion of the shares of Series A Preferred Stock owned by Trefoil Capital Investors, L.P. Roy E. Disney, Patricia A. Disney and Stanley P. Gold collectively control more that 50% of the voting stock of Trefoil Investors, Inc.

(5) Includes 400,000 shares which Pentland Ventures Ltd. presently has the right to acquire by the exercise of options granted pursuant to the Stock Option Agreement, dated as of April 28, 1992, between L.A. Gear, Inc. and Pentland Ventures Ltd.

(6) These shares are owned by Pentland Ventures Ltd., all of the outstanding stock of which, based on a 13D filed by Pentland Ventures, Ltd. on April 28, 1992, is owned by Pentland Group plc. The 1992 13D also disclosed that Mr. Rubin owned 56.49% of the outstanding shares of Pentland Group plc., and therefore Mr. Rubin may be deemed to be a beneficial owner of Pentland Ventures Ltd.

(7) These shares are owned by Trefoil Capital Investors, L.P., the General Partner of which is Trefoil Investors, Inc. Roy E. Disney, Patricia A. Disney and Stanley P. Gold collectively control more than 50% of the voting stock of Trefoil Investors, Inc.

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND OFFICERS

  The following table sets forth certain information regarding the shares of Common Stock beneficially owned by the Named Executive Officers and all current directors and executive officers of the Company as a group (15 persons). This information has been provided by each of the directors and executive officers as of February 21, 1996 at the request of the Company, and includes the number of shares which such persons have the right to acquire within 60 days of such date by the exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan (the "1986 Stock Option Plan"), 1992 Stock Option Plan for Eligible Non-employee Directors (the "1992 Stock Option Plan for Eligible Non-employee Directors"), and 1993 Stock Incentive Plan (the "1993 Stock Incentive Plan").
No shares of the Company's outstanding Series A Preferred Stock are held by such individuals.

                                                          Amount and
                                                           Nature of             Percent
Name                                               Beneficial Ownership (1)    of Class (2)
----                                               -------------------------   ------------
Directors Elected by Holders of Common Stock:
William L. Benford..............................             250,594 (3)          1.08%
Stephen A. Koffler..............................              45,000 (4)          *
Allan E. Dalshaug...............................              25,000 (4)          *
Clifford A. Miller..............................              35,000 (5)          *
Ann E. Meyers...................................              26,000 (6)          *
Walter C. Bladstrom.............................              25,000 (7)          *
Willie D. Davis.................................              25,000 (8)          *

Series A Directors
Stanley P. Gold.................................             890,000 (9)          3.75%
Robert G. Moskowitz.............................              20,000 (4)          *
Vappalak A. Ravindran...........................              29,000 (10)         *

Named Executive Officers**
David F. Gatto..................................             144,513 (11)         *
Thomas F. Larkins...............................              39,743 (12)         *
Tracey C. Doi...................................              27,640 (13)         *
Christopher M. Walsh............................                   0 (14)         *
All current directors and executive officers
   as a group (15 persons)......................           1,614,443 (15)         6.62%
--------------

*  Less than 1%.
** Messrs. Gold and Benford are also Named Executive Officers.

(1) All shares held are Common Stock. Unless otherwise indicated, each named individual has sole voting and investment power over the shares beneficially owned by him or her.

(2) Shares which the person (or group) has the right to acquire within 60 days after February 21, 1996 are deemed to be outstanding in calculating the percentage ownership of the person (or group), but are not deemed to be outstanding as to any other person (or group).

(3) Includes 177,317 shares which Mr. Benford has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the 1993 Stock Incentive Plan, and 70,000 shares which Mr. Benford has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan.

(4) Consists of shares which the individual has the right to acquire within 60 days after February 21, 1996 by the exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan.

(5) Includes 20,000 shares which Mr. Miller has the right to acquire within 60 days after February 21, 1996 by the exercise of stock options vested pursuant to the Company's 1992 Stock Option Plan for Eligible Non-employee Directors, and 5,000 shares which Mr. Miller has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan.

(6) Includes 20,000 shares which Ms. Meyers has the right to acquire within 60 days after February 21, 1996 by the exercise of stock options vested pursuant to the Company's 1992 Stock Option Plan for Eligible Non-employee Directors, and 5,000 shares which Ms. Meyers has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan.

(7) Consists of 20,000 shares which Mr. Bladstrom has the right to acquire within 60 days after February 21, 1996 by exercise of stock options pursuant to the 1992 Stock Option Plan for Eligible Non-employee Directors, and 5,000 shares which Mr. Bladstrom has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan.

(8) Consists of 20,000 shares which Mr. Davis has the right to acquire within 60 days after February 21, 1996 by exercise of stock options pursuant to the 1992 Stock Option Plan for Eligible Non-employee Directors, and 5,000 shares which Mr. Davis has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan.

(9) Includes 750,000 shares which Mr. Gold has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the 1993 Stock Incentive Plan, and 20,000 shares which Mr. Gold has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan.

(10) Includes 25,000 shares which Mr. Ravindran has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the 1986 Stock Option Plan.

(11) Includes 71,486 shares which Mr. Gatto has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the 1993 Stock Incentive Plan, and 70,000 shares which Mr. Gatto has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the 1986 Stock Option Plan.

(12) Consists of 9,743 shares which Mr. Larkins has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the 1993 Stock Incentive Plan, and 30,000 shares which Mr. Larkins has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan.

(13) Includes 19,176 shares which Ms. Doi has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the 1993 Stock Incentive Plan, and 5,000 shares which Ms. Doi has the right to acquire within 60 days after February 21, 1996 by exercise of stock options vested pursuant to the 1986 Stock Option Plan.

(14) Mr. Walsh's options expired on or prior to January 6, 1996.

(15) Includes 1,466,001 shares which the members of the group have the right to acquire within 60 days after February 21, 1996 by the exercise of stock options vested pursuant to the Company's 1986 Stock Option Plan, 1992 Stock Option Plan for Eligible Non-employee Directors and 1993 Stock Incentive Plan.

   Relying solely on (i) its review of Forms 3, 4 and 5 (and any amendments thereto) furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") by individuals who served as an executive officer or director of the Company, and persons who beneficially owned more than ten percent of a registered class of stock of the Company, during fiscal 1995, and (ii) written representations of the officers and directors of the Company, the Company believes that all of such Forms required to be filed by the foregoing reporting persons were filed on a timely basis in fiscal 1995, with the following exception: The Form 3 required to be filed by James Moodhe upon becoming an executive officer of the Company was inadvertently filed more than ten days following his appointment to such position.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------


Transactions in Connection with the Sale of Series A Preferred Stock;  Share
----------------------------------------------------------------------------
Exchange Transaction
--------------------

  The Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") was sold to Trefoil pursuant to the Stock Purchase Agreement, dated as of May 27, 1991 and amended as of July 25, 1991 (the "Stock Purchase Agreement"). Mr. Gold serves as President and Managing Director of TII, the general partner of Trefoil, and Mr. Moskowitz is an executive officer of TII. Pursuant to the Stock Purchase Agreement, Trefoil has agreed to deliver to the Company or its nominee an irrevocable proxy to vote all of the then outstanding shares of Series A Preferred Stock owned by Trefoil in favor of any merger of the Company with or into another corporation if all of the following conditions are satisfied: (i) a definitive agreement of merger has been signed, (ii) the market price of the Common Stock for the twenty consecutive trading days immediately prior to execution of a definitive agreement of merger is at least 175% of the conversion price (which is $10.00, subject to certain antidilution provisions (the "Conversion Price")), (iii) the per share merger consideration to be received by the holders of Common Stock is at least 175% of the Conversion Price, and (iv) the per share merger consideration to be received by the holders of Series A Preferred Stock is at least equal to the per share consideration payable to the holders of Common Stock multiplied by the conversion ratio which is the Stated Value divided by the Conversion Price.

  The Company has entered into a Registration Rights Agreement, dated as of May 27, 1991, with Trefoil (the "Trefoil Registration Rights Agreement"), pursuant to which the Company has agreed that upon the request of one or more holders of shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock or shares of Common Stock acquired by Trefoil after September 12, 1991, (collectively, the "Registrable Securities"), the Company will effect registration under the Securities Act of all or part of such holders' Registrable Securities. The Company is only obligated to effect three such registrations. The Company may not include in any such registration shares issued for its own account. Whenever the Company shall effect a registration pursuant to the Trefoil Registration Rights Agreement, the Company will be required to pay the costs of any such registration of securities, other than underwriting discounts or commissions. In addition, if the Company is registering securities for sale of its own account, at the request of holders of Registrable Securities, the Company must, subject to certain limitations, include such securities in any such registration. In the event the Share Exchange Transaction described below is approved by the shareholders of the Company the Trefoil Registration Rights Agreement will be amended to (i) change all references to Series A Preferred Stock to Series B Preferred Stock, and (ii) expand Trefoil's registration rights to include the right to require the registration of the Series B Preferred Stock in addition to the registration of the Common Stock into which the Series B Preferred Stock is convertible.

  The Company is required to redeem 350,000 shares of the original issue of one million shares of Series A Preferred Stock on August 31, 1996, and 162,500 shares on each August 31 thereafter until all remaining shares of Series A Preferred Stock have been redeemed. If the Company fails to redeem shares of Series A Preferred Stock when required, the annual dividend rate on the outstanding shares of Series A Preferred Stock will be increased to 10.125% (compounded quarterly with respect to dividends in arrears at a rate of 11.644% per annum) of the stated value of such shares plus accrued and unpaid dividends from the date of failure to redeem through the date of redemption. The Company believes that it is unlikely that it will be able to satisfy the mandatory $35 million redemption obligation plus the accrued and unpaid dividends with respect to the Series A Preferred Stock on August 31, 1996 from its cash flow from operations and its existing bank facility.

  Accordingly, in December 1995, the Company entered into an agreement with Trefoil providing for the exchange of all $100 million of the Company's Series A Preferred Stock, together with all accrued and unpaid dividends, for a new issue of Series B Preferred Stock (the "Share Exchange Transaction"). The terms of the Series B Preferred Stock provide for, among other things, the elimination of the mandatory redemption feature of the Series A Preferred Stock and a reduction in the conversion price from $10.00 to $6.75 per common share. In addition, under the terms of the Series B Preferred Stock, the Company would be entitled, at its option, to pay dividends during the fiscal year ending November 30, 1996 either in additional shares of Series B Preferred Stock or in cash. The coupon rate of 7.5% per annum for dividends with respect to the Series B Preferred Stock remains unchanged from that of the Series A Preferred Stock.

  The proposed Share Exchange Transaction was recommended by a Special Committee of independent members of the Board of Directors and has been approved by the Board of Directors. The Share Exchange Transaction, which is subject to certain conditions including the receipt of shareholder approval, will be considered at a special meeting of shareholders to be held in April 1996. If the proposed Share Exchange Transaction is not approved by the shareholders, the Company will explore the availability of new capital to satisfy the initial $35 million mandatory redemption obligation plus accrued and unpaid dividends with respect to the Series A Preferred Stock due on August 31, 1996. The Company believes that it would be difficult to secure such funding on terms acceptable to the Company.

Services Agreement
------------------

  Pursuant to a one-year management services agreement, dated September 12, 1994, between the Company and SCA (the "Services Agreement"), SCA consulted with, and provided advice to, the officers and employees of the Company concerning matters (i) relating to the Company's financial policies and the development and implementation of the Company's business plans and (ii) generally arising out of the business affairs of the Company. The Services Agreement expired by its terms in September 1995. Mr. Gold is a member of the Board of Directors of SCA and Mr. Moskowitz is an executive officer of SCA. The Services Agreement replaced a prior three-year agreement entered into between
the Company and SCA for substantially similar management services.   SCA's
compensation for such management and consulting services under the Services Agreement was $500,000. The Company also (i) reimbursed SCA for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its services under the Services Agreement and (ii) paid customary directors' fees to the officers and directors of SCA serving as directors of the Company. See "DIRECTOR COMPENSATION". The Company also agreed to indemnify SCA against all claims, liabilities, expenses, losses or damages (or actions in respect thereof) related to or arising out of actions taken (or omitted to be taken) by SCA pursuant to the terms of the Services Agreement; provided that such liabilities did not result primarily from actions taken, or omitted to be taken, by SCA in bad faith or due to SCA's gross negligence or willful misconduct. The Company's obligations to indemnify SCA survive the expiration of the Services Agreement.

Transactions in Connection with the Sale of Common Stock
--------------------------------------------------------

  The Company sold 1,244,445 newly issued shares of Common Stock for an aggregate purchase price of approximately $14 million to Pentland Ventures, Ltd. ("Ventures"), an affiliate of Pentland Group plc, pursuant to a Stock Purchase Agreement, dated as of April 28, 1992, between the Company and Ventures (the "Pentland Stock Purchase Agreement"). Under the Pentland Stock Purchase Agreement, until the earlier of (i) April 28, 1997 and (ii) the date 60 days after Trefoil or any Affiliate (as defined in the Stock Purchase Agreement) or Associate (as defined in the Stock Purchase Agreement) of Trefoil or any successor to Trefoil that is directly or indirectly controlled by the directors or executive officers of SCA (collectively, the "Trefoil Group"), collectively cease to own at least 10% of the outstanding Common Stock of the Company on a fully diluted basis, Ventures and its Affiliates and Associates shall not, directly or indirectly, alone or in concert with others:

(1) effect or seek, offer or propose to effect, or cause or participate in, (V) any acquisition of any securities (or beneficial ownership thereof) or assets of the Company or any of its subsidiaries (except by way of distribution made available to holders of Common Stock generally and except for acquisitions of Common Stock if, after giving effect to such acquisition, Ventures together with its Affiliates and Associates beneficially own no more than 9.9% of the outstanding Common Stock at the time of such acquisition); (W) any tender or exchange offer, merger or other business combination involving the Company or any of its subsidiaries; (X) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company or any of its subsidiaries; (Y) any "solicitation" of "proxies" (as such terms are used in the proxy rules of the Securities and Exchange Commission (the "SEC")) or consents to vote any voting securities of the Company; or (Z) any sale, transfer, pledge, or disposal of any shares of Common Stock to a person who, after giving effect to such transaction, would, together with its Affiliates and Associates, to the knowledge of Ventures after reasonable inquiry, beneficially own 10% or more of the outstanding shares of Common Stock (subject to certain exceptions); (2) take any other action to seek to control the management, Board of Directors or policies of the Company; (3) take any action which might force the Company to make a public announcement regarding any of the types of matters set forth in clause 1 above; (4) solicit the Company to repurchase any of the shares of Common Stock that are subject to the Pentland Stock Purchase Agreement or shares of Common Stock that are the subject of the Stock Option Agreement (defined below); or (5) enter into any discussions or arrangements with any third party with respect to any of the foregoing.

  In the event of a breach of the Pentland Stock Purchase Agreement by Ventures, in addition to its remedies at law or in equity, the Company shall be entitled to terminate the Sourcing Agreement (defined below) without liability thereunder. The Pentland Stock Purchase Agreement also provides that for a period of four years from April 28, 1992, neither Pentland nor any of its Subsidiaries (as defined in the Pentland Stock Purchase Agreement) shall solicit to employ any executive, senior management or other key employee of the Company or any of its Affiliates.

  Pursuant to a Stock Option Agreement, dated as of April 28, 1992 (as amended to date), between the Company and Ventures (the "Stock Option Agreement"), the Company has granted to Ventures an irrevocable option (the "Option") to purchase up to 400,000 additional shares of Common Stock at exercise prices of $13.50 (for 200,000 of such shares) and $16.125 (for the remaining 200,000 shares of Common Stock subject to the Option). The number of shares subject to the Option and the exercise price therefore are subject to adjustment in certain circumstances. The Options became exercisable by Ventures on October 28, 1992, and may be exercised from time to time until April 28, 1996.

  Pursuant to a Registration Rights Agreement, dated as of April 28, 1992 (as amended to date), between the Company and Ventures (the "Pentland Registration Rights Agreement"), Ventures has been granted the right (i) to require, subject to certain limitations, the Company to register the shares of Common Stock issued to Ventures under the Securities Act ("Demand Registration") and (ii) to include, subject to certain limitations, such shares of Common Stock in certain other registrations of the Company's shares of Common Stock under the Securities Act ("Incidental Registration"). Ventures is entitled to one Demand Registration which must be made in respect of no more than 400,000 and no less than 300,000 shares of Common Stock. The Company is not required to effect any Demand Registration prior to the earlier of October 28, 1994 and the date the Trefoil Group ceases to own 10% of the Common Stock then outstanding on a fully-diluted basis (the "Sale Date") and after April 28, 1996. The Company is not required to effect the Incidental Registration of more than 200,000 shares of Common Stock in any twelve-month period. The Company is not required to effect any Incidental Registration prior to the earlier of April 28, 1993 and the Sale Date or after April 28, 1996. The Company is obligated to pay certain registration expenses in connection with a Demand Registration. The Company and Ventures have agreed to indemnify each other against certain liabilities and claims arising from or based upon certain violations of applicable securities laws or regulations. The Company may terminate the Pentland Registration Rights Agreement without liability if Ventures has breached the Pentland Stock Purchase Agreement, the Stock Option Agreement or the Sourcing Agreement (defined below).

Sourcing Agreement
------------------

  Pursuant to the Sourcing Agreement, dated as of April 28, 1992 (the "Sourcing Agreement"), a Pentland affiliate was appointed as the sourcing representative of the Company with respect to certain footwear manufacturers located in various countries in the Far East. In consideration of its services under the Sourcing Agreement, the Pentland affiliate will receive a sourcing fee based on the aggregate U.S. dollar price of certain products manufactured for the Company by manufacturers sourced by the Pentland affiliate. Unless otherwise terminated in accordance with its terms, the Sourcing Agreement shall remain in force until December 31, 1997 and shall continue in force thereafter unless terminated by either the Company or the Pentland affiliate on six months' prior written notice. The Sourcing Agreement may be terminated by the Company prior to its expiration (i) if defective products exceed certain agreed percentages, (ii) upon certain bankruptcy events with respect to the Pentland affiliate or an affiliate thereof, or (iii) upon the breach of the Stock Option agreement and the Pentland Registration Rights Agreement. The Sourcing Agreement also may be terminated by the Pentland affiliate prior to its expiration (i) upon certain bankruptcy events with respect to the Company, (ii) upon the sale or transfer of all or substantially all of the Company's assets, or (iii) upon certain consolidations or mergers involving the Company.

Consulting Agreements
---------------------

  Pursuant to a Consulting Agreement, dated as of May 30, 1995 (the "Moodhe Agreement"), James Moodhe served as a consultant to the Company on an exclusive, full-time basis, providing advice on operational and organizational matters. Although the term of the Moodhe Agreement ran through November 30, 1995, Mr. Moodhe was appointed Senior Vice President, Marketing, Design and Development in
September 1995 and the Moodhe Agreement was terminated at that time.   Under the
Moodhe Agreement, Mr. Moodhe was paid a monthly consulting fee of $20,833, for an aggregate of $78,577, and was reimbursed for reasonable out-of-pocket expenses incurred in performing his consulting services.

  Ann E. Meyers, a member of the Board of Directors, served as a consultant for the Company in connection with the establishment of a women's basketball promotion program pursuant to a consulting agreement effective as of November 1, 1993. She was compensated in the aggregate amount of $75,000 during fiscal 1995 for such services.

                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

          (a)  The following documents are filed as part of this report:
               --------------------------------------------------------

               1.  CONSOLIDATED FINANCIAL STATEMENTS:
                                                                    Page in
                                                                 Annual Report*
                                                                 --------------
               Report of Independent Accountants................       23
               Consolidated Balance Sheets at November 30,
                 1995 and 1994..................................       12
               Consolidated Statements of Operations for the
                 Years Ended November 30, 1995, 1994 and 1993...       13
               Consolidated Statements of Shareholders'
                 (Deficit) Equity for the Years Ended
                 November 30, 1995, 1994 and 1993...............       14
               Consolidated Statements of Cash Flows for the
                 Years Ended November 30, 1995, 1994 and 1993...       15
               Notes to Consolidated Financial Statements.......      16-22

               --------------------
               * Incorporated by reference to the indicated pages in the Annual Report to shareholders.

               2.  FINANCIAL STATEMENT SCHEDULE:
                                                                      Page in
                                                                     Form 10-K
                                                                     ----------
               Report of Independent Accountants on Financial
                 Statement Schedule II............................       35
               Valuation and Qualifying Accounts and Reserves.....       36

               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

               3.  EXHIBITS:

               See Index to Exhibits at Page 37 of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits of this Form 10-K by an asterisk.

          (b)  REPORTS ON FORM 8-K:
               -------------------

               The Company filed the following current report on Form 8-K during the last quarter of fiscal 1995.

               1. The Company filed a Current Report on Form 8-K on September 14, 1995 with respect to Item 5 - Other Events.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of L.A. Gear, Inc.

  Our audits of the consolidated financial statements referred to in our report dated January 22, 1996 appearing in the 1995 Annual Report to Shareholders of L.A. Gear, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the years ended November 30, 1995, 1994, and 1993 listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
------------------------
Los Angeles, California
January 22, 1996

                       L.A. GEAR, INC. AND SUBSIDIARIES
                                  Schedule II
                Valuation and Qualifying Accounts and Reserves
                 Years ended November 30, 1995, 1994 and 1993
                                (in thousands)


                                               BALANCE AT        CHARGED TO
                                                BEGINNING        COSTS AND                          BALANCE AT
                                                 OF YEAR         EXPENSES         DEDUCTIONS        END OF YEAR
                                               ----------       ------------      ----------        ------------
DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
 ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
 MERCHANDISE RETURNS:

 YEAR ENDED NOVEMBER 30, 1993                    $ 4,575           $12,058          $10,716 (1)       $ 5,917
 YEAR ENDED NOVEMBER 30, 1994                      5,917            17,283           16,725 (1)         6,475
 YEAR ENDED NOVEMBER 30, 1995                      6,475             7,653            6,575 (1)         7,553

RESERVE FOR INVENTORY OBSOLESCENCE:

 YEAR ENDED NOVEMBER 30, 1993                    $ 2,700           $10,700          $ 4,854           $ 8,546
 YEAR ENDED NOVEMBER 30, 1994                      8,546            11,613           13,089             7,070
 YEAR ENDED NOVEMBER 30, 1995                      7,070            10,647           10,645             7,072

DEFERRED TAX VALUATION ALLOWANCE:

 YEAR ENDED NOVEMBER 30, 1993                    $    --           $    --          $    --           $    --
 YEAR ENDED NOVEMBER 30, 1994                         --            46,905 (2)           --            46,905
 YEAR ENDED NOVEMBER 30, 1995                     46,905            17,203 (2)           --            64,108

RESERVE FOR UNUSED BARTER CREDITS:

 YEAR ENDED NOVEMBER 30, 1993                    $    --           $ 2,000          $    --           $ 2,000
 YEAR ENDED NOVEMBER 30, 1994                      2,000                --               --             2,000
 YEAR ENDED NOVEMBER 30, 1995                      2,000             4,568               --             6,568


COSTS RELATED TO DISCONTINUED
 OPERATIONS:

 YEAR ENDED NOVEMBER 30, 1993                    $ 4,552           $    --          $ 3,543 (3)       $ 1,009
 YEAR ENDED NOVEMBER 30, 1994                      1,009                --            1,009 (3)            --
 YEAR ENDED NOVEMBER 30, 1995                         --                --               --                --

(1) Actual merchandise returns and write-offs of accounts receivable, net of recoveries.

(2) Represents primarily the non-recognition of tax benefits for operating losses.

(3) Costs paid and reclassification of fair market value reserve to reduce carrying value of property.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.
-----------

  3.1     Registrant's Restated Articles of Incorporation, as amended to date.
          (1)

  3.2     Registrant's Bylaws, as amended to date. (2)

  4.1     Form of stock certificate evidencing Registrant's Common Stock. (3)

  4.2 Form of stock certificate evidencing the Registrant's Series A Cumulative Convertible Preferred Stock. (4)

  4.3 Indenture, dated as of December 24, 1992, with respect to the Registrant's 7 3/4% Convertible Debentures due 2002. (5)

  4.4 Form of 7 3/4% Convertible Subordinated Debenture due 2002, in Global Form. (6)

  4.5 Form of 7 3/4% Convertible Subordinated Debentures due 2002, in Definitive Form. (7)

  10.1*   L.A. Gear, Inc. 1986 Stock Option Plan, as amended to date. (8)

  10.2* Form of L.A. Gear, Inc. 1986 Stock Option Plan Non-qualified Stock Option Agreement. (9)

  10.3* L.A. Gear, Inc. Employee Stock Savings Plan, as amended and restated effective August 1, 1993. (10)

  10.4* Second Complete Amendment and Restatement to the L.A. Gear, Inc. Employee Stock Savings Plan and Trust, dated November 1, 1995.

  10.5 Master Lease Agreement between Registrant and Hewlett-Packard Company concerning computer hardware and software and related Operating Lease Equipment Schedule & Payment Agreements executed on January 4, 1989.
          (11)

  10.6 Amendment, dated as of October 25, 1993, to Master Lease Agreement between Registrant and Hewlett-Packard Company concerning computer hardware and software and related Operating Lease Equipment Schedule & Payment Agreements executed on January 4, 1989. (12)

  10.7 Master Lease Agreement, as amended, dated as of June 23, 1989 by and between Metlife Capital Corporation and Registrant. (13)

  10.8 Letter Agreement, dated June 8, 1994, between Wal-Mart Stores, Inc. and Registrant. Portions of this agreement have been omitted and filed separately with the Commission pursuant to request for confidential treatment. (14)

  10.9 Letter Agreement, dated June 14, 1994, between Mark R. Goldston and Registrant. (15)

  10.10* Employment Agreement, dated as of December 7, 1993, between William L. Benford and Registrant. (16)

  10.11* Employment Agreement, dated as of December 7, 1993, between David F. Gatto and Registrant. (17)

  10.12* Employment Agreement, dated as of September 11, 1995, between James V. Moodhe and Registrant. (18)

  10.13* Employment Agreement, dated as of February 15, 1994, between Thomas F. Larkins and Registrant. (19)

  10.14* Employment Agreement, dated as of February 1, 1996, between Tracey C. Doi and Registrant.

  10.15* Employment Agreement, dated as of February 1, 1996, between Victor J. Trippetti, Jr. and Registrant.

  10.16 Form of Indemnification Agreement entered into between Registrant and each of its Directors and Executive Officers. (20)

  10.17 Stock Purchase Agreement, dated as of May 27, 1991, by and between Registrant and Trefoil Capital Investors, L.P., as amended to date.
          (21)

  10.18 Registration Rights Agreement, dated as of May 27, 1991, by and between Registrant and Trefoil Capital Investors, L.P. (22)

  10.19 Management Services Letter Agreement, dated September 12, 1994, by and between Registrant and Shamrock Capital Advisors, Inc. (23)

  10.20 Sourcing Agreement dated April 28, 1992 between Registrant and LASCO Sports Limited. Portions of this agreement have been omitted and filed separately with the Commission pursuant to request for confidential treatment. (24)

  10.21 Amendment, effective as of December 1, 1993, to Sourcing Agreement, dated April 28, 1992, between Registrant and LASCO Sports Limited. Portions of this amendment have been omitted and filed separately with the Commission pursuant to request for confidential treatment. (25)

  10.22 Supplemental, dated as of January 1, 1995, to Sourcing Agreement, dated April 28, 1992, between the Registrant and LASCO Sports Limited, Portions of this Supplemental and the underlying agreement have been omitted and filed separately with the Commission pursuant to request for confidential information. (26)

  10.23 Stock Purchase Agreement dated April 28, 1992 between Registrant and Pentland Ventures Ltd. (27)

  10.24 Registration Rights Agreement dated April 28, 1992 between Registrant and Pentland Ventures Ltd. (28)

  10.25 Stock Option Agreement dated April 28, 1992 between Registrant and Pentland Ventures, Ltd. (29)

  10.26 Amendment, dated as of July 20, 1993, to Stock Option Agreement, dated as of April 28, 1992, between Pentland Ventures Ltd. and Registrant, and to Registration Rights Agreement, dated as of April 28, 1992, between Pentland Ventures Ltd. and Registrant. (30)

  10.27 Lease Agreement dated October 15, 1992 between Registrant and Santa Monica Associates. (31)

  10.28* L.A. Gear, Inc. 1992 Stock Option Plan for Eligible Non-employee Directors. (32)

  10.29* Form of L.A. Gear, Inc. 1992 Stock Option Plan for Eligible Non-employee Directors Non-qualified Stock Option Agreement for Non-employee Directors. (33)

  10.30*  L.A. Gear, Inc. 1993 Stock Incentive Plan. (34)

  10.31* Form of L.A. Gear, Inc. 1993 Stock Incentive Plan Non-qualified Stock Option Agreement. (35)

  10.32* Form of L.A. Gear, Inc. 1993 Stock Incentive Plan Incentive Stock Option Agreement. (36)

  10.33* Form of L.A. Gear, Inc. 1993 Stock Incentive Plan Restricted Stock Option Agreement. (37)

  10.34 Registration Rights Agreement, dated as of December 24, 1992, among Registrant and Kidder, Peabody & Co. Incorporated and Sutro & Co. Incorporated. (38)

  10.35*  Summary Description of L.A. Gear, Inc. Management Incentive Program.

  10.36* Amended and Restated Non-qualified Stock Option Agreement, dated as of October 19, 1993, between Stanley P. Gold and Registrant. (39)

  10.37 Loan and Security Agreement, dated as of November 22, 1993, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (40)

  10.38 Patent and Trademark Security Agreement, dated as of November 22, 1993, by L.A. Gear California, Inc. and Registrant in favor of BankAmerica Business Credit, Inc. (41)

  10.39 Guaranty, dated as of November 22, 1993, by Registrant and Raegal Finance Inc. in favor of BankAmerica Business Credit, Inc. (42)

  10.40 Security Agreement, dated as of November 22, 1993, by Registrant in favor of BankAmerica Business Credit, Inc. (43)

  10.41 Pledge Agreement, dated as of November 22, 1993, by Registrant in favor of BankAmerica Business Credit, Inc. (44)

  10.42 Security Agreement, dated as of November 22, 1993, by Raegal Finance Inc. in favor of BankAmerica Business Credit, Inc. (45)

  10.43 Pledge Agreement, dated as of November 22, 1993, by Raegal Finance Inc. in favor of BankAmerica Business Credit, Inc. (46)

  10.44 First Amendment to Loan and Security Agreement, dated as of May 31, 1994, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (47)

  10.45 Second Amendment to Loan and Security Agreement, dated as of August 31, 1994, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (48)

  10.46 Third Amendment to Loan and Security Agreement, dated as of January 25, 1995, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (49)

  10.47 Fourth Amendment to Loan and Security Agreement, dated as of February 28, 1995, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (50)

  10.48 Fifth Amendment to Loan and Security Agreement, dated as of July 14, 1995, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (51)

  10.49 Sixth Amendment to Loan and Security Agreement, dated as of November 30, 1995, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (52)

  10.50 Buying Agent Agreement, dated as of March 12, 1992, between Registrant and BBC International, as amended by Addendum, dated as of August 29, 1992, Second Addendum dated as of December 23, 1992, and Third Addendum, dated as of December 3, 1993. Portions of this agreement have been omitted and filed separately with the Commission pursuant to request for confidential treatment. (53)

  10.51 Standard Industrial Lease-Net, dated as of January 1, 1993, between Registrant and the Prudential Insurance Company of America. (54)

  10.52 First Amendment to Lease (1777 South Vintage Avenue), dated as of February 14, 1994, between Registrant and the Prudential Insurance Company of America. (55)

  10.53 Standard Industrial Lease-Net, dated as of January 1, 1993, between Registrant and the Prudential Insurance Company of America. (56)

  10.54 First Amendment to Lease (1661 South Vintage Avenue), dated as of February 14, 1994, between Registrant and the Prudential Insurance Company of America. (57)

  10.55 Agreement, dated March 14, 1995, between Mark R. Goldston and the Registrant. (58)

  10.56 Share Exchange Agreement, dated as of December 12, 1995, between L.A. Gear, Inc. and Trefoil Capital Investors, L.P. (59)

  13.1 L.A. Gear, Inc. Annual Report to Shareholders for the fiscal year ended November 30, 1995.

  21.1    Subsidiaries of Registrant.

  23.1    Consent of Price Waterhouse LLP, independent accountants.

  27.1    Financial Data Schedule.

---------------
1 Previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

2 Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

3 Previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

4 Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 1991 and incorporated herein by this reference.

5 Previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

6 Previously filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

7 Previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

8 Previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for fiscal 1991 and incorporated herein by this reference.

9 Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

10 Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

11 Previously filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for fiscal 1988 and incorporated herein by this reference.

12 Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

13 Previously filed as Exhibit 10.117 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1989 and incorporated herein by this reference.

14 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 and incorporated herein by this reference.

15 Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 and incorporated herein by this reference.

16 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

17 Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

18 Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995 and incorporated herein by this reference.

19 Previously filed as Exhibit 10.5 to the Company's Quarterly Report Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

20 Previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for fiscal 1991 and incorporated herein by this reference.

21 Previously filed as Appendix I to the Company's Proxy Statements in connection with the Annual Meeting of Shareholders held on September 10, 1991 and incorporated herein by this reference.

22 Previously filed as Exhibit 28.1(b) to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1991 and incorporated herein by this reference.

23 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994 and incorporated herein by this reference.

24 Previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

25 Previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

26 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3l, 1995 and incorporated herein by this reference.

27 Previously filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

28 Previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

29 Previously filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

30 Previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

31 Previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

32 Previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

33 Previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

34 Previously filed as Appendix I to the Company's Proxy Statement in connection with the Annual Meeting of Shareholders held on April 13, 1993 and incorporated herein by this reference.

35 Previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

36 Previously filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

37 Previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

38 Previously filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

39 Previously filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

40 Previously filed as Exhibit 99.1 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

41 Previously filed as Exhibit 99.1(a) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

42 Previously filed as Exhibit 99.1(b) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

43 Previously filed as Exhibit 99.1(c) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

44 Previously filed as Exhibit 99.1(d) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

45 Previously filed as Exhibit 99.1(e) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

46 Previously filed as Exhibit 99.1(f) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

47 Previously filed as Exhibit 99.2 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on June 2, 1994 and incorporated herein by reference.

48 Previously filed as Exhibit 99.3 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on September 2, 1994 and incorporated herein by reference.

49 Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 1995 and incorporated herein by this reference.

50 Previously filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 1995 and incorporated herein by this reference.

51 Previously filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 1995 and incorporated herein by this reference.

52 Previously filed as Exhibit 99.10 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 1996 and incorporated herein by this reference.

53 Previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

54 Previously filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

55 Previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

56 Previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

57 Previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

58 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995 and incorporated herein by this reference.

59 Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1995 and incorporated herein by this reference.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.A. GEAR, INC


By: /s/ William L. Benford
    -----------------------
    William L. Benford
    President and
    Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Stanley P. Gold
----------------------------------
Stanley P. Gold
Director, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)


/s/ William L. Benford
----------------------------------
William L. Benford
President and Chief Operating Officer


/s/ Thomas F. Larkins
----------------------------------
Thomas F. Larkins
Chief Administrative Officer
(Principal Financial Officer)


/s/ Tracey C. Doi
----------------------------------
Tracey C. Doi
Vice President and Controller
(Principal Accounting Officer)


/s/ Walter C. Bladstrom
----------------------------------
Walter C. Bladstrom
Director


/s/ Allan E. Dalshaug
----------------------------------
Allan E. Dalshaug
Director


/s/ Willie D. Davis
----------------------------------
Willie D. Davis
Director



/s/ Stephen A. Koffler
----------------------------------
Stephen A. Koffler
Director



/s/ Ann E. Meyers
----------------------------------
Ann E. Meyers
Director



/s/ Clifford A. Miller
----------------------------------
Clifford A. Miller
Director



/s/ Robert G. Moskowitz
----------------------------------
Robert G. Moskowitz
Director



/s/ Vappalak A. Ravindran
----------------------------------
Vappalak A. Ravindran
Director


Dated:  February 26, 1996
        -----------------