Form 10-Q
period 1996-02-29
LA GEAR INC
filed 1996-04-11
CIK 793937

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED
                               FEBRUARY 29, 1996

                                      Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM____________TO___________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes    X         No
                                                    --------       ______

The number of shares outstanding of the registrant's Common Stock, no par value, at April 11, 1996 was 22,936,433 shares.


THIS FORM 10-Q CONTAINS 23 PAGES.

THE EXHIBIT INDEX APPEARS ON PAGE 17.

                                L.A. GEAR, INC.
                               TABLE OF CONTENTS
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

PART I.   FINANCIAL INFORMATION                                                                          Page
- ------    ---------------------                                                                        --------

Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets at
                 February 29, 1996 and November 30, 1995                                                  3

               Consolidated Condensed Statements of Operations and Accumulated Deficit
                 for the three months ended February 29, 1996 and February 28, 1995                       4

               Consolidated Condensed Statements of Cash Flows for the
                 three months ended February 29, 1996 and February 28, 1995                               5

               Notes to Consolidated Condensed Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                  9

PART II.  OTHER INFORMATION
- --------  -----------------

Item 1.   Legal Proceedings                                                                               14

Item 2.   Changes in Securities                                                                           14

Item 3.   Defaults Upon Senior Securities                                                                 14

Item 4.   Submission of Matters to a Vote of Security Holders                                             14

Item 5.   Other Information                                                                               14

Item 6.   Exhibits and Reports on Form 8-K                                                                15

Signature                                                                                                 16

Exhibit Index                                                                                             17

                       L.A. GEAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 February 29,                   November 30,
                                                                     1996                          1995
                                                                 -------------                  ------------
                                                                  (unaudited)
     ASSETS

Current assets:
 Cash and cash equivalents                                      $    27,341                     $    35,956
 Accounts receivable, net                                            62,231                          46,630
 Inventories                                                         38,979                          51,677
 Prepaid expenses and other current assets                            4,155                           3,773
                                                                    -------                        --------

       Total current assets                                         132,706                         138,036

Property and equipment and other assets, net                          8,980                          10,348
Goodwill, net                                                        10,795                          11,191
                                                                    -------                        --------

                                                                $   152,481                     $   159,575
                                                                    =======                        ========

     LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
       STOCK AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities                       $    26,619                     $    32,804
 Borrowings under international credit facilities                        --                           1,233
                                                                    -------                        --------

       Total current liabilities                                     26,619                          34,037

7 3/4% convertible subordinated debentures due 2002                  50,000                          50,000

Minority interest                                                     7,865                           8,419

Mandatorily redeemable preferred stock:
 7.5% Series A cumulative convertible preferred stock,
  $100 stated value; 1,000,000 shares authorized, issued
  and outstanding; redemption value of $100 per share
  plus accrued and unpaid dividends                                 109,788                         107,746

Shareholders' deficit:
 Common stock, no par value; 80,000,000 shares authorized;
   22,936,433 shares issued and outstanding at February 29,
   1996 and November 30, 1995                                       128,093                         128,093
 Preferred stock, no stated value; 9,000,000 shares
    authorized; no shares issued                                         --                              --
 Cumulative currency translation adjustment                             340                             561
 Accumulated deficit                                               (170,224)                       (169,281)
                                                                  ---------                        --------

       Total shareholders' deficit                                  (41,791)                        (40,627)
                                                                  ---------                        --------

                                                                $   152,481                     $   159,575
                                                                  =========                        ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                   Three months ended February 29 and 28,
                                                                   --------------------------------------
                                                                     1996                          1995
                                                                   ---------                     --------

Net sales                                                         $     78,666             $      69,392
Cost of sales                                                           54,112                    48,652
                                                                     ---------                ----------

     Gross profit                                                       24,554                    20,740

Selling, general and administrative expenses                            23,396                    32,744
Interest expense, net                                                      613                       328
                                                                     ---------                ----------

     Income (loss) before income taxes and minority interest               545                   (12,322)

Income taxes                                                                --                        --
Minority interest                                                          554                       690
                                                                     ---------                ----------

     Net income (loss)                                                   1,099                   (11,642)

Dividends on mandatorily
  redeemable preferred stock                                            (2,042)                   (1,875)
                                                                     ---------                ----------

     Loss applicable to common stock                                      (943)                  (13,517)

Accumulated deficit, beginning of period                              (169,281)                 (110,138)
                                                                     ---------                ----------

Accumulated deficit, end of period                                $   (170,224)            $    (123,655)
                                                                     =========                ==========

Loss per common share                                             $      (0.04)            $       (0.59)
                                                                     =========                ==========

Weighted average common shares outstanding                              22,937                    22,937
                                                                     =========                ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               Three months ended February 29 and 28,
                                                                               ----------------------------------------
                                                                                   1996                        1995
                                                                               -----------                  -----------

Net cash used in operating activities                                          $   (7,081)                 $   (10,067)
                                                                                ----------                  -----------

Investing activities:
   Capital expenditures                                                              (484)                        (975)
                                                                                ----------                  -----------

Financing activities:
   Net repayments under international credit facilities                            (1,218)                         (76)
                                                                                ----------                  -----------

Effect of exchange rate changes on cash and
  cash equivalents                                                                    168                         (674)
                                                                                ----------                  -----------

     Net decrease in cash and cash equivalents                                     (8,615)                     (11,792)

Cash and cash equivalents, beginning of the period                                 35,956                       49,710
                                                                                ----------                  -----------

Cash and cash equivalents, end of period                                       $   27,341                  $    37,918
                                                                                ==========                  ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -------   ------------------------------------------

Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at February 29, 1996 and the results of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- -------   -------------------------------------------------

                                                            THREE MONTHS ENDED FEBRUARY 29 AND 28,
                                                            --------------------------------------
                                                                  1996                  1995
                                                               ----------            ----------
                                                                        (IN THOUSANDS)
     CASH PAID (RECEIVED) DURING THE PERIOD FOR:
        INTEREST PAID                                         $      82              $       87
                                                               ========               =========
        INTEREST RECEIVED                                     $    (434)             $     (709)
                                                               ========               =========

     NONCASH FINANCING ACTIVITY:
        DIVIDENDS ACCRUED AND UNPAID ON
        MANDATORILY REDEEMABLE PREFERRED STOCK                $   2,042              $    1,875
                                                               ========               =========

NOTE 3.   ACCOUNTS RECEIVABLE, NET
- -------   ------------------------

     Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                                    FEBRUARY 29,                 NOVEMBER 30,
                                                                       1996                         1995
                                                                    ------------                 ------------
                                                                                  (IN THOUSANDS)
     TRADE RECEIVABLES
        DOMESTIC                                                    $   38,637                   $   23,125
        INTERNATIONAL                                                   27,938                       28,291
                                                                      --------                     --------
         TOTAL TRADE RECEIVABLES                                        66,575                       51,416

     OTHER RECEIVABLES                                                   2,210                        2,767
                                                                      --------                     --------
                                                                        68,785                       54,183
     LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
      AND MERCHANDISE RETURNS                                           (6,554)                      (7,553)
                                                                      --------                     --------

                                                                    $   62,231                   $   46,630
                                                                      ========                     ========

  Domestic accounts receivable include $16.3 million and $7.2 million from Wal-Mart at February 29, 1996 and November 30, 1995, respectively.

                       L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4.   INCOME TAXES
- -------   ------------

     At February 29, 1996, deferred tax assets totaled approximately $63.3 million. A valuation allowance has been established against the entire deferred tax asset balance.

NOTE 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- -------   ----------------------------------------

     Accounts payable and accrued liabilities consist of the following:

                                                                            FEBRUARY 29,               NOVEMBER 30,
                                                                                1996                       1995
                                                                            ------------               ------------
                                                                                        (IN THOUSANDS)
     ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                          $  20,323                  $  22,938
     ACCRUED INVENTORY PURCHASES                                                 5,495                      7,111
     ACCRUED RESTRUCTURING CHARGES                                                 801                      2,755
                                                                               -------                    -------

                                                                             $  26,619                  $  32,804
                                                                               =======                    =======

NOTE 6.   BANK BORROWINGS
- -------   ---------------

     The Company has a $75 million revolving line of credit with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's
domestic assets and is subject to certain financial covenants.    The Company
may incur cash borrowings up to $10 million. There were no domestic cash borrowings under the Revolving Facility at any time during the quarter ended February 29, 1996 and, as of that date, approximately $11.5 million of domestic
letters of credit were outstanding under the Revolving Facility.    The
Revolving Facility is scheduled to expire in November 1996 but will automatically be renewed for an additional one-year period unless either the Company or BABC delivers written notice to the contrary to the other party on or before September 23, 1996. The Company is currently evaluating all available options regarding sources of working capital. There can be no assurance, however, that such funding can be obtained on terms acceptable to the Company.

     The Company's German subsidiary had a $1.4 million credit facility in 1995 which was denominated in local currency and converted to U.S. dollars at the end-of-period exchange rate. The facility expired in December 1995 and the balance outstanding was repaid in January 1996. The Company believes that it has the ability to meet the financing needs, if any, of its subsidiary for the foreseeable future.

NOTE 7.   SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK / SHARE EXCHANGE
- ------    ----------------------------------------------------------------
          TRANSACTION
          -----------

     In December 1995, the Company entered into an agreement with Trefoil Capital Investors, L.P. ("Trefoil") providing for the exchange of all $100 million of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), together with accrued and unpaid dividends of approximately $9.8 million (including the $2.042 million dividend due February 29, 1996), for a new issue of Series B Preferred Stock (the "Share Exchange Transaction"). The terms of the Series B Preferred Stock provide for, among other things, the elimination of the mandatory redemption feature of the Series A Preferred Stock (including the initial $35 million mandatory redemption obligation, plus accrued and unpaid dividends on the Series A Preferred Stock, in August 1996) and a reduction in the conversion price from $10.00 to $6.75 per common share. In addition, under the terms of the Series B Preferred Stock, the Company is entitled, at its option, to pay dividends during the fiscal year ending November 30, 1996 in either additional shares of Series B Preferred Stock or in cash. The coupon rate of 7.5% per annum for dividends with respect to the Series B Preferred Stock remains unchanged from that of the Series A Preferred Stock.

                       L.A. GEAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The Share Exchange Transaction was recommended by a Special Committee of independent members of the Board of Directors, was ratified by the Board of Directors and was approved by the shareholders at a special meeting held on April 9, 1996. The Share Exchange Transaction is scheduled to be completed no later than April 15, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------
All references to years are to fiscal years ending November 30, 1996 and 1995, as applicable.


NET SALES
- --------------------------------------------------------------------------------

     In the first quarter of 1996, the number of pairs sold worldwide increased by 39.3% to 5.5 million pairs compared to 3.9 million pairs in the first quarter of 1995. The Company's net sales increased by 13.4% to $78.7 million compared to $69.4 million in the prior year period. Domestic net sales in the first quarter of 1996 increased by 48.0% compared to the same period in 1995. International net sales, which accounted for approximately 24.8% of the Company's total net sales in the first quarter of 1996, decreased by 33.8% compared to the same period in 1995.

     The following table sets forth certain information regarding the Company's net sales:

THREE MONTHS ENDED FEBRUARY 29 AND 28,                                     NET SALES
- --------------------------------------              --------------------------------------------------
                                                            1996                          1995
                                                    ---------------------        ---------------------
                                                                   (DOLLARS IN THOUSANDS)
     DOMESTIC FOOTWEAR
        CHILDREN'S                                  $   26,819        34%        $   29,109        42%
        WOMEN'S                                         19,698        25              6,004         9
        MEN'S                                           12,356        16              4,533         7
     OTHER                                                 323         -                351         -
                                                        ------       ---             ------       ---
        TOTAL DOMESTIC SALES                            59,196        75             39,997        58

     INTERNATIONAL FOOTWEAR
        CHILDREN'S                                  $    9,985        13%        $   14,936        21%
        WOMEN'S                                          5,395         7              6,258         9
        MEN'S                                            3,009         4              7,750        11
     OTHER                                               1,081         1                451         1
                                                        ------       ---             ------       ---
        TOTAL INTERNATIONAL SALES                       19,470        25             29,395        42
                                                        ------       ---             ------       ---
        TOTAL NET SALES                             $   78,666       100%        $   69,392       100%
                                                        ======       ===             ======       ===

     The following table sets forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the 1996 period as compared to the same period of 1995:

THREE MONTHS ENDED FEBRUARY 29 AND 28,                             VOLUME OF FOOTWEAR SOLD
- ----------------------------------------                           -------------------------
                                                               CHANGES BETWEEN 1996 AND 1995
                                                    -------------------------------------------------
                                                      DOMESTIC           INTERNATIONAL        TOTAL
                                                    -------------      -----------------     --------

     CHILDREN'S                                        22.0%               (19.3%)             9.7%
     WOMEN'S                                          291.8%               (33.3%)           123.2%
     MEN'S                                            166.3%               (53.3%)            43.1%

        TOTAL VOLUME INCREASE (DECREASE)               84.3%               (31.4%)            39.3%

     The increase in domestic net sales was primarily attributable to sales of $30.2 million (2.4 million pairs) to Wal-Mart to fulfill substantially all of the remaining balance of Wal-Mart's $80 million minimum purchase commitment for fiscal 1995. In the first quarter of fiscal 1995, sales to Wal-Mart amounted to $4.6 million. The average selling price per pair decreased domestically by $3.21 primarily due to increased sales to Wal-Mart compared to the prior year period and an overall decrease in the average selling price per pair of the Company's children's lighted product lines. The decrease in international net sales was due to the negative impact of poor economic conditions in Mexico and Central and South America and a decrease of $1.41 in the average selling price per pair primarily due to the reduced average selling price per pair for children's lights..

     Total sales of the Company's children's lighted shoes decreased by $12.2 million to $20.3 million in the first quarter of 1996 from $32.5 million in the comparable prior year period. Sales of children's lighted shoes accounted for 47.3% and 83.1% of total children's net sales in the first quarter of 1996 and 1995, respectively. Domestic sales of children's lighted product decreased by $9.2 million in the first quarter of 1996 compared to the comparable prior period due to a drop in both volume (0.7 million pairs from 1.1 million pairs) and average selling price per pair ($15.24 from $18.46) as a result of an increase in sales of discontinued lighted styles and product offerings at lower average wholesale prices in the first quarter of 1996 from the first quarter of 1995. International sales of children's lighted product also decreased by $2.9 million in the first quarter of 1996 from the comparable 1995 period. While the number of pairs of children's lighted shoes sold internationally remained constant, the average selling price per pair decreased by $3.61 from the first quarter of 1995 to the first quarter of 1996 due to sales of selected styles of children's discontinued lighted product.

GROSS MARGIN
- --------------------------------------------------------------------------------

     The gross margin for the first quarter of 1996 improved to 31.2% from 29.9% for the same period in the prior year. The improvement resulted from an increase in both domestic and international margins to 31.0% and 31.9%, respectively, compared to 30.2% and 29.4% in the prior year quarter. Although the average domestic selling price decreased by $3.21 per pair during the first quarter of 1996 in comparison to the comparable prior year period (see Net Sales), the average domestic unit cost dropped by $2.35 per pair primarily due to increased sales to Wal-Mart compared to the prior year period. The Company realized strong domestic margins in the first quarter on sales of its Spring 1996 product lines. Losses on sales of discontinued products sold below cost were offset against previously established inventory reserves. The increase in international margins was primarily due to improved inventory planning resulting in a decrease of $0.8 million in air freight incurred in the first quarter of 1996 compared to 1995 partially offset by reduced margins on sales of children's lighted product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------------------------------------------

     Total selling, general and administrative expenses decreased by $9.3 million, or 28.4%, to $23.4 million in the first quarter of 1996 compared to $32.7 million for the comparable prior year period. Domestic selling, general and administrative expenses decreased by $6.7 million, or 27.8%, to $17.4 million in the first quarter of 1996 compared to $24.1 million for the comparable prior year period. This decrease is largely due to expense reductions realized from implementation of the Company's 1995 corporate reorganization plan and includes reductions in (i) compensation and benefit expenses of $1.5 million, (ii) bad debt expense of $1.3 million partially as a result of a $0.9 million recovery of bad debt, (iii) depreciation of $0.7 million, (iv) advertising and promotional expenses of $0.7 million, (v) sales commissions of $0.5 million and (vi) other net expenses of $2.0 million. Approximately $2.0 million in restructuring costs incurred in the first quarter of 1996 were applied against the restructuring charge recorded in 1995. International operating expenses decreased by $2.6 million, or 30.2%, to $6.0 million compared to $8.6 million in the first quarter of 1995 primarily due to lower sales volume at the Company's European and Mexican subsidiaries.

     As a percentage of net sales, selling, general and administrative expenses decreased to approximately 29.7% in the first quarter of 1996 from approximately 47.2% in the prior year period. Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volume as a substantial portion of such expenses are (i) fixed in nature, such as compensation and benefits for management and administrative personnel, rent, insurance, depreciation and other overhead charges or (ii) incurred to benefit future periods, such as media, advertising and trade show expenses.

INTEREST EXPENSE (INCOME), NET
- --------------------------------------------------------------------------------

     Interest expense of $1.0 million for the three months ended February 29, 1996 and February 28, 1995 primarily related to interest costs on the $50 million, 7 3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992. Interest income decreased by $0.3 million to $0.4 million in the first quarter of 1996 compared to $0.7 million in the first quarter of 1995 primarily as a result of lower interest rates on decreased average cash balances.

LIQUIDITY AND CAPITAL RESOURCES
- --------------------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                               FEBRUARY 29,                        NOVEMBER 30,
                                                   1996                                1995
                                               ------------                        ------------
                                                            (DOLLARS IN THOUSANDS)
CASH AND CASH EQUIVALENTS                      $   27,341                          $   35,956
WORKING CAPITAL                                   106,087                             103,999

OUTSTANDING LETTERS OF CREDIT                      11,513                              24,440
CONVERTIBLE SUBORDINATED DEBENTURES                50,000                              50,000
MANDATORILY REDEEMABLE PREFERRED STOCK PLUS
 ACCRUED AND UNPAID DIVIDENDS                     109,788                             107,746

                                                                THREE MONTHS ENDED
                                                                ------------------
                                               FEBRUARY 29,                        FEBRUARY 28,
                                                  1996                                 1995
                                               ------------                        ------------

                                                            (DOLLARS IN THOUSANDS)
AVERAGE DAILY SHORT-TERM BORROWINGS            $       9                           $      281
WEIGHTED AVERAGE INTEREST RATES                     8.25%                                8.20%

Cash and Cash Equivalents Cash and cash equivalent balances decreased by $8.6 million from November 30, 1995 to a balance of $27.3 million at February 29, 1996 primarily due to $7.1 million in net cash used in operating activities.

Accounts Receivable, Net and Inventory Accounts receivable increased from $46.6 million at November 30, 1995 to $62.2 million at February 29, 1996 predominantly as a result of the sales to Wal-Mart. Inventory decreased from $51.7 million (4.4 million pairs) at November 30, 1995 to $39.0 million (3.5 million pairs) at February 29, 1996 primarily due to the shipment of substantially all of the balance of Wal-Mart's 1995 purchase commitment in the first quarter of fiscal 1996.


Borrowing Facilities The Company has a $75 million revolving line of credit with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. The Company may incur cash borrowings up to $10 million. There were no domestic cash borrowings under the Revolving Facility at any time during the quarter ended February 29, 1996 and, as of that date, approximately $11.5 million of domestic letters of credit were outstanding under the Revolving Facility. The Revolving Facility is scheduled to expire in November 1996 but will automatically be renewed for an additional one-year period unless either the Company or BABC delivers written notice to the contrary to the other party on or before September 23, 1996. The Company is currently evaluating all available options regarding sources of working capital. There can be no assurance, however, that such funding can be obtained on terms acceptable to the Company.

     The Company's German subsidiary had a $1.4 million credit facility in 1995 which was denominated in local currency and converted to U.S. dollars at the end-of-period exchange rate. The facility expired in December 1995 and the balance outstanding was repaid in January 1996. The Company believes that it has the ability to meet the financing needs, if any, of its subsidiary for the foreseeable future.

Convertible Debentures The $50 million Debentures are convertible into shares of the Company's Common Stock at a conversion rate of $12.30 per share, and are redeemable by the Company at any time, initially at a specified premium to par, declining to par for redemptions on or after November 30, 2000. The proceeds from the Debentures were primarily used for the implementation of the Company's international expansion program.

Proposed Share Exchange Transaction In December 1995, the Company entered into an agreement with Trefoil Capital Investors, L.P. ("Trefoil") providing for the exchange of all $100 million of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), together with accrued and unpaid dividends of approximately $9.8 million (including the $2.042 million dividend due February 29, 1996), for a new issue of Series B Preferred Stock (the "Share Exchange Transaction"). The terms of the Series B Preferred Stock provide for, among other things, the elimination of the mandatory redemption feature of the Series A Preferred Stock (including the initial $35 million mandatory redemption obligation, plus accrued and unpaid dividends on the Series A Preferred Stock, in August 1996) and a reduction in the conversion price from $10.00 to $6.75 per common share. In addition, under the terms of the Series B Preferred Stock, the Company is entitled, at its option, to pay dividends during the fiscal year ending November 30, 1996 either in additional shares of Series B Preferred Stock or in cash. The coupon rate of 7.5% per annum for dividends with respect to the Series B Preferred Stock remains unchanged from that of the Series A Preferred Stock.

     The Share Exchange Transaction was recommended by a Special Committee of independent members of the Board of Directors, was ratified by the Board of Directors and was approved by the shareholders at a special meeting held on April 9, 1996. The Share Exchange Transaction is scheduled to be completed no later than April 15, 1996.

Short and Long-Term Liquidity The short-term and long-term liquidity of the Company is contingent primarily on the Company's future operating results and certain other factors. The Company believes that its present funding sources are sufficient to sustain the Company's anticipated short-term and long-term liquidity needs, provided the Revolving Facility is extended or replaced. These needs are based on a number of factors including the size of the business and related working capital needs, the extent of the international subsidiaries' funding requirements, the extent to which the Company seeks to acquire or license other footwear brands and the level of domestic operating costs. In the event that the Company's future operating results fall below management's expectations, additional sources of working capital funding may be necessary and difficult to obtain. The Company may also need additional financing for future acquisitions which may be difficult to secure.


FUTURE OUTLOOK
- --------------------------------------------------------------------------------

     The Company will continue its efforts to increase revenue and sales velocity in the intensely competitive branded athletic footwear market. Marketing and promotional efforts throughout 1996 are directed toward the women's brand and the launch of the Company's NEONZ(TM) and GRAf/x(TM) collections for children. NEONZ(TM) represents the Company's next generation of children's lighted footwear and is scheduled for introduction late in the second quarter of fiscal 1996. GRAf/x(TM), to be introduced for the Back-to-School ("BTS") season, is a temperature-sensitive collection that allows children to change the color of the upper, reveal a pattern or personalize their footwear by "writing" on their shoes. In March 1996, the Company launched a worldwide print advertising campaign featuring its women's footwear, communicating the "L.A." attitude of fun, fashion and fitness. Children's television commercials will air later in the year in support of the Company's new children's products.

     The Company has begun to realize the benefits of its cost reduction measures implemented in fiscal 1995. These benefits are expected to continue as the Company maintains its tight overhead and working capital controls as part of its continuing effort to return to long-term profitability.

     Demand from retailers for the Company's 1996 BTS products, which will ship primarily in the second and third fiscal quarters, will be critical to the Company's financial performance during the balance of the year. Management believes that increased competition in the marketplace may create increased pricing pressure which could result in reductions in selling prices and lower gross margins.

     At March 31, 1996, the combined domestic and international backlog of orders for shipments scheduled primarily during the April through August 1996 period was $64.2 million, which represents "future orders" for the new BTS product scheduled to ship during the Company's second and third fiscal quarters of 1996. The backlog at March 31, 1996 includes $2.4 million for Wal-Mart which represents the remaining balance of Wal-Mart's $80 million minimum purchase commitment for fiscal 1995. Wal-Mart is not subject to any minimum purchase commitment for fiscal 1996. The combined backlog at March 31, 1995 for the comparable prior year shipping period was $166.2 million. The lower backlog at March 31, 1996 is primarily due to (i) the inclusion in the backlog at March 31, 1995 of $73.5 million of the $80 million minimum purchase commitment under the Company's agreement with Wal-Mart and (ii) an approximate $21.2 million decrease in orders for children's lighted product. Children's lights as a percentage of the total March 31, 1996 and 1995 backlog, excluding Wal-Mart orders, were 31.7% and 44.0%, respectively. The Company's agreement with Wal-Mart does not provide for the sale of L.A. Gear lighted footwear products to Wal-Mart. Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments.

     The Company believes that the athletic footwear market is facing a major consolidation at the wholesale level. The Company will continue to seek to recognize and capitalize on opportunities to expand its product lines and distribution channels through the licensing of key trade names and the acquisition of other footwear brands.

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
- ------   -----------------

  -    Not applicable


ITEM 2 - CHANGES IN SECURITIES
- ------   ---------------------

  -    Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
- ------   -------------------------------

  - The Company determined it was in its best interest not to, and it did not, pay cash dividends on the Series A Preferred Stock ("Series A Preferred Stock") due on each of February 28, 1995, May 31, 1995, August 31, 1995, December 31, 1995 and February 29, 1996 to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series A Preferred Stock. As of February 29, 1996, such dividend arrearage amounted to $9.788 million.

       In December 1995, the Company entered into an agreement with Trefoil Capital Investors, L.P. ("Trefoil") providing for the exchange of all $100 million of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), together with accrued and unpaid dividends of approximately $9.8 million (including the $2.042 million dividend due February 29, 1996), for a new issue of Series B Preferred Stock (the "Share Exchange Transaction"). The terms of the Series B Preferred Stock provide for, among other things, the elimination of the mandatory redemption feature of the Series A Preferred Stock (including the initial $35 million mandatory redemption obligation, plus accrued and unpaid dividends on the Series A Preferred Stock, in August 1996) and a reduction in the conversion price from $10.00 to $6.75 per common share. In addition, under the terms of the Series B Preferred Stock, the Company is entitled, at its option, to pay dividends during the fiscal year ending November 30, 1996 in either additional shares of Series B Preferred Stock or in cash. The coupon rate of 7.5% per annum for dividends with respect to the Series B Preferred Stock remains unchanged from that of the Series A Preferred Stock.

       The Share Exchange Transaction was recommended by a Special Committee of independent members of the Board of Directors, was ratified by the Board of Directors and was approved by the shareholders at a special meeting held on April 9, 1996. The Share Exchange Transaction is scheduled to be completed no later than April 15, 1996.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

  -    Not applicable.


ITEM 5 - OTHER INFORMATION
- ------   -----------------

  -    Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

  (a) Exhibits:

  10.1 Buying Agency Agreement, dated March 6, 1996, by and between the Company and BBC International, Ltd. Portions of this Agreement have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

  27.1 Financial Data Schedule

  (b) Reports on Form 8-K:

      1. The Company filed a current report on Form 8-K on February 9, 1996, under Item 5. - Other Events, with respect to the Sixth Amendment to Loan and Security Agreement entered into between the Company and BankAmerica Business Credit Inc. which amends the terms of the existing revolving line of credit.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:      April 11, 1996              L.A. GEAR, INC.
        ----------------------



                                        By:  /s/ William L. Benford
                                             --------------------------------

                                              William L. Benford
                                              President and
                                              Chief Operating Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                      Document                                       Page No.
- -----------         ----------------------------------                          --------

  10.1              Buying Agency Agreement, dated March 6, 1996, by               18
                    and between the Company and BBC International,
                    Ltd.  Portions of this Agreement have been omitted
                    and filed separately with the Commission pursuant to
                    a request for confidential treatment.

  27.1              Financial Data Schedule                                        23