Form 10-Q
period 1996-05-31
LA GEAR INC
filed 1996-07-15
CIK 793937

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                      Or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM            TO
                                                ------------  ---------
Commission file number 1-10157

                                 L.A. GEAR, INC.

            (Exact name of registrant as specified in its charter)


        CALIFORNIA                                     95-3375118
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification Number)


           2850 OCEAN PARK BOULEVARD, SANTA MONICA, CALIFORNIA 90405
               (Address of principal executive offices)(Zip code)

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
                                    Yes     X      No
                                        ---------    ----------

The number of shares outstanding of the registrant's Common Stock, no par value, at July 11, 1996 was 22,936,433 shares.

THIS FORM 10-Q CONTAINS 25 PAGES.

THE EXHIBIT INDEX APPEARS ON PAGE 19.

                                 L.A. GEAR, INC.
                               TABLE OF CONTENTS
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996


PART I.         FINANCIAL INFORMATION                                  Page
- -------         ---------------------                                  ----

Item 1.         Financial Statements

                   Consolidated Condensed Balance Sheets at
                     May 31, 1996 and November 30, 1995                   3

                   Consolidated Condensed Statements of Operations
                     and Accumulated Deficit for the three months
                     ended May 31, 1996 and May 31, 1995                  4

                   Consolidated Condensed Statements of Operations
                     and Accumulated Deficit for the six months
                     ended May 31, 1996 and May 31, 1995                  5

                   Consolidated Condensed Statements of Cash Flows
                     for the six months ended May 31, 1996 and
                     May 31, 1995                                         6

                   Notes to Consolidated Condensed Financial
                     Statements                                           7

Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10

PART II.        OTHER INFORMATION
- --------        -----------------

Item 1.         Legal Proceedings                                        16

Item 2.         Changes in Securities                                    16

Item 3.         Defaults Upon Senior Securities                          16

Item 4.         Submission of Matters to a Vote of Security Holders      16

Item 5.         Other Information                                        16

Item 6.         Exhibits and Reports on Form 8-K                         17

Signature                                                                18

Exhibit Index                                                            19

                              L.A. GEAR, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      May 31,        November 30,
                                                                       1996             1995
                                                                    ----------       ----------
                                                                    (unaudited)
   ASSETS

Current assets:
 Cash and cash equivalents                                          $  46,337        $  35,956
 Accounts receivable, net                                              34,595           46,630
 Inventories                                                           37,169           51,677
 Prepaid expenses and other current assets                              3,414            3,773
                                                                    ---------        ---------

    Total current assets                                              121,515          138,036

Property and equipment and other assets, net                            8,181           10,348
Goodwill, net                                                          10,171           11,191
                                                                    ---------        ---------

                                                                    $ 139,867        $ 159,575
                                                                    =========        =========

   LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
     STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued liabilities                           $  24,470        $  32,804
 Borrowings under international credit facilities                          --            1,233
                                                                    ---------        ---------

    Total current liabilities                                          24,470           34,037

7 3/4% convertible subordinated debentures due 2002                    50,000           50,000

Minority interest                                                       5,960            8,419

Mandatorily redeemable preferred stock:
 7.5% Series A cumulative convertible preferred stock,
  $100 stated value; no shares issued at May 31, 1996;
  1,000,000 shares authorized, issued and outstanding at
  November 30, 1995; redemption value of $100 per share
  plus accrued and unpaid dividends at November 30, 1995                   --          107,746

Shareholders' equity (deficit):
 7.5% Series B cumulative convertible preferred stock,
   $100 stated value; 1,161,822 shares authorized;
   1,118,982 shares issued and outstanding at May 31, 1996;
   no shares issued at November 30, 1995                              111,277               --
 Preferred stock, no stated value; 8,838,178 shares authorized and unissued at May 31, 1996; 9,000,000 shares authorized
   and unissued at November 30, 1995                                       --               --
 Common stock, no par value; 80,000,000 shares authorized;
   22,936,433 shares issued and outstanding at May 31,
   1996 and November 30, 1995                                         128,093          128,093
 Cumulative currency translation adjustment                              (119)             561
 Accumulated deficit                                                 (179,814)        (169,281)
                                                                    ---------        ---------

    Total shareholders' equity (deficit)                               59,437          (40,627)
                                                                    ---------        ---------

                                                                    $ 139,867        $ 159,575
                                                                    =========        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                  Three months ended May 31,
                                                             ---------------------------------
                                                               1996                    1995
                                                             ---------               ---------
Net sales                                                    $  38,472               $  79,014
Cost of sales                                                   28,774                  54,044
                                                             ---------               ---------

  Gross profit                                                   9,698                  24,970

Selling, general and administrative expenses                    20,517                  32,544
Litigation settlement income, net                               (1,955)                 (1,775)
Interest expense, net                                              521                     415
                                                             ---------               ---------

  Loss before minority interest                                 (9,385)                 (6,214)

Minority interest                                                1,905                     303
                                                             ---------               ---------

  Net loss                                                      (7,480)                 (5,911)

Dividends on mandatorily
 redeemable Series A Preferred Stock                            (1,002)                 (1,916)
Dividends on Series B Preferred Stock                           (1,108)                     --
                                                             ---------               ---------

  Loss applicable to common stock                               (9,590)                 (7,827)

Accumulated deficit, beginning of period                      (170,224)               (123,655)
                                                             ---------               ---------

Accumulated deficit, end of period                           $(179,814)              $(131,482)
                                                             =========               =========

Loss per common share                                        $   (0.42)              $   (0.34)
                                                             =========               =========

Weighted average common shares outstanding                      22,937                  22,937
                                                             =========               =========

  See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     Six months ended May 31,
                                                               -------------------------------------
                                                                 1996                        1995
                                                               ---------                   ---------
Net sales                                                      $ 117,138                   $ 148,406
Cost of sales                                                     82,886                     102,696
                                                               ---------                   ---------

  Gross profit                                                    34,252                      45,710

Selling, general and administrative expenses                      43,913                      65,382
Litigation settlement income, net                                 (1,955)                     (1,869)
Interest expense, net                                              1,134                         742
                                                               ---------                   ---------

  Loss before minority interest                                   (8,840)                    (18,545)

Minority interest                                                  2,459                         992
                                                               ---------                   ---------

  Net loss                                                        (6,381)                    (17,553)

Dividends on mandatorily
 redeemable Series A Preferred Stock                              (3,044)                     (3,791)
Dividends on Series B Preferred Stock                             (1,108)                         --
                                                               ---------                   ---------

  Loss applicable to common stock                                (10,533)                    (21,344)

Accumulated deficit, beginning of period                        (169,281)                   (110,138)
                                                               ---------                   ---------

Accumulated deficit, end of period                             $(179,814)                  $(131,482)
                                                               =========                   =========

Loss per common share                                          $   (0.46)                  $   (0.93)
                                                               =========                   =========

Weighted average common shares outstanding                        22,937                      22,937
                                                               =========                   =========

  See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              Six months ended May 31,
                                                                              ------------------------
                                                                                1996             1995
                                                                              --------        --------
  Net cash provided by (used in) operating activities                          $12,866        $(23,336)
                                                                               -------        --------
  Investing activities:
    Capital expenditures                                                          (694)         (2,464)
                                                                               -------        --------

  Financing activities:
    Net (repayments) borrowings under international credit facilities           (1,218)            266
    Other                                                                         (622)             --
                                                                               -------        --------

                   Net cash (used in) provided by financing activities          (1,840)            266
                                                                               -------        --------

  Effect of exchange rate changes on cash and
            cash equivalents                                                        49            (407)
                                                                               -------        --------

                   Net increase (decrease) in cash and cash equivalents         10,381         (25,941)

  Cash and cash equivalents at beginning of period                              35,956          49,710
                                                                               -------        --------

  Cash and cash equivalents at end of period                                   $46,337        $ 23,769
                                                                               =======        ========

  See accompanying Notes to Consolidated Condensed Financial Statements.

                        L.A. GEAR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -------     ------------------------------------------

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at May 31, 1996, the results of operations for the three months and six months ended May 31, 1996 and 1995 and the cash flows for the six months ended May 31, 1996 and 1995. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

   Certain reclassifications have been made to 1995 amounts in order to conform to the 1996 presentation.

NOTE 2.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- -------    -------------------------------------------------

                                                         SIX MONTHS ENDED MAY 31,
                                                        -------------------------
                                                    1996                        1995
                                                  --------                    -------
                                                             (IN THOUSANDS)
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
 INTEREST PAID                                    $  2,099                    $ 2,050
                                                  ========                    =======
 INTEREST RECEIVED                                $   (950)                   $(1,283)
                                                  ========                    =======

NONCASH FINANCING ACTIVITY:
 DIVIDENDS ACCRUED ON MANDATORILY
  REDEEMABLE SERIES A PREFERRED STOCK             $     --                    $ 3,791
                                                  ========                    =======
 EXCHANGE OF SERIES A PREFERRED STOCK
  PLUS ACCRUED AND UNPAID DIVIDENDS
  FOR SERIES B PREFERRED STOCK                    $110,790                    $    --
                                                  ========                    =======
 SERIES B PREFERRED STOCK ISSUED
  IN PAYMENT OF DIVIDENDS DUE
  ON SERIES B PREFERRED STOCK                     $  1,108                    $    --
                                                  ========                    =======

                       L.A. GEAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3.     ACCOUNTS RECEIVABLE, NET
- -------     ------------------------

   Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                           MAY 31,        NOVEMBER 30,
                                            1996              1995
                                          --------        ------------
                                                 (IN THOUSANDS)
TRADE RECEIVABLES
  DOMESTIC                                $16,231              $23,125
  INTERNATIONAL                            21,784               28,291
                                          -------              -------
   TOTAL TRADE RECEIVABLES                 38,015               51,416

OTHER RECEIVABLES                           1,669                2,767
                                          -------              -------
                                           39,684               54,183
LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
 AND MERCHANDISE RETURNS                   (5,089)              (7,553)
                                          -------              -------

                                          $34,595              $46,630
                                          =======              =======

     Domestic accounts receivable include $0.4 million and $7.2 million from Wal-Mart at May 31, 1996 and November 30, 1995, respectively.

NOTE 4.  INCOME TAXES
- -------  ------------

   At May 31, 1996, deferred tax assets totaled approximately $66.3 million. A valuation allowance has been established against the entire deferred tax asset balance.

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- -------  ----------------------------------------

   Accounts payable and accrued liabilities consist of the following:

                                           MAY 31,           NOVEMBER 30,
                                            1996                 1995
                                          -------            ------------
                                                 (IN THOUSANDS)
ACCOUNTS PAYABLE AND OTHER ACCRUED
  LIABILITIES                              $13,555               $22,938
ACCRUED INVENTORY PURCHASES                 10,210                 7,111
ACCRUED RESTRUCTURING CHARGES                  705                 2,755
                                           -------               -------

                                           $24,470               $32,804
                                           =======               =======

NOTE 6.  BANK BORROWINGS
- -------  ---------------

   The Company has a $75 million revolving line of credit with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. The Company may incur cash borrowings up to $10 million. There were no domestic cash borrowings under the Revolving Facility at any time during the six months ended May 31, 1996 and, as of that date, approximately $24.3 million of domestic letters of credit were outstanding under the Revolving Facility. The Revolving Facility is scheduled to expire in November 1996 but will automatically be renewed for an additional one-year period unless either the Company or BABC delivers written notice to the contrary to the other party on or before September 23, 1996. The Company is currently

                       L.A. GEAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

evaluating all available options regarding sources of working capital. There can be no assurance, however, that such funding can be obtained on terms acceptable to the Company.

NOTE 7.   SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK / SHARE EXCHANGE
- ------    ----------------------------------------------------------------
TRANSACTION
- -----------

   On April 9, 1996, the Company's shareholders approved the exchange (the "Share Exchange Transaction") of all of the issued and outstanding shares of the Company's Series A Cumulative Convertible Preferred Stock, stated value $100 per share ("Series A Preferred Stock"), and all accrued and unpaid dividends thereon for (i) 1,000,000 shares of a new series of preferred stock to be issued by the Company, entitled Series B Preferred Stock, stated value $100 per share ("Series B Preferred Stock"), plus (ii) an additional number of shares of Series B Preferred Stock equal to the dollar amount of accrued and unpaid dividends in respect to the Series A Preferred Stock through the closing of the Share Exchange Transaction. The Share Exchange Transaction was completed on April 12, 1996 and, as a result, Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all the Series A Preferred Stock, was issued 1,107,902 shares of Series B Preferred Stock and the Series A Preferred Stock was retired.

   The terms of the Series B Preferred Stock provide for, among other things,
(i) the elimination of the mandatory redemption feature of the Series A Preferred Stock (including the initial $35 million mandatory redemption obligation, plus accrued and unpaid dividends on the Series A Preferred Stock, in August 1996), (ii) a reduction in the conversion price from $10.00 to $6.75 per share and (iii) the voting of shares of Series B Preferred Stock (on an as converted basis) together with shares of the Company's Common Stock on all matters, including the election of directors. The coupon rate of 7.5% per annum for dividends with respect to the Series B Preferred Stock remains unchanged from that of the Series A Preferred Stock. During the fiscal year ending November 30, 1996, the Company is entitled, at its option, to pay dividends on the Series B Preferred Stock in either additional shares of Series B Preferred Stock or in cash. Thereafter, dividends on the Series B Preferred Stock will be payable only in cash. The Company elected to pay the dividend of $1.1 million due on May 31, 1996 in additional shares of Series B Preferred Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------  -----------------------------------------------------------------------
OF OPERATIONS
- -------------
All references to years are to fiscal years ending November 30, 1996 or 1995, as applicable.

NET SALES
- -------------------------------------------------------------------------------

   In the second quarter of 1996, the Company's net sales decreased 51.3% to $38.5 million compared to $79.0 million in the second quarter of 1995. For the six months ended May 31, 1996, the Company's net sales decreased 21.1% to $117.1 million compared to $148.4 million in the year earlier period. Domestic net sales in the second quarter and six months ended May 31, 1996 decreased by 51.0% and 8.5% from the comparable 1995 periods, respectively. Net international sales, which accounted for approximately 32.5% and 27.3% of the Company's total net sales for the quarter and six months ended May 31, 1996, respectively, decreased by 51.9% and 42.3% from the comparable 1995 periods.

   The following tables set forth certain information regarding the Company's net sales:

THREE MONTHS ENDED MAY 31,                   NET SALES
- --------------------------      -----------------------------------
                                      1996               1995
                                ----------------   ----------------
                                       (DOLLARS IN THOUSANDS)
 DOMESTIC FOOTWEAR
  CHILDREN'S                     $ 13,357    35%   $ 26,020     33%
  WOMEN'S                           8,785    23      14,203     18
  MEN'S                             3,109     8      12,133     15
 OTHER                                721     2         676      1
                                 --------   ---    --------    ---
  TOTAL DOMESTIC SALES             25,972    68      53,032     67
                                 --------   ---    --------    ---

 INTERNATIONAL FOOTWEAR
  CHILDREN'S                     $  5,775    15%   $ 14,572     18%
  WOMEN'S                           2,869     7       4,910      6
  MEN'S                             1,621     4       5,260      7
 OTHER                              2,235     6       1,240      2
                                 --------   ---    --------    ---
  TOTAL INTERNATIONAL SALES        12,500    32      25,982     33
                                 --------   ---    --------    ---
  TOTAL NET SALES                $ 38,472   100%   $ 79,014    100%
                                 ========   ===    ========    ===

SIX MONTHS ENDED MAY 31,                     NET SALES
- ------------------------        -----------------------------------
                                      1996               1995
                                ----------------   ----------------
                                       (DOLLARS IN THOUSANDS)
 DOMESTIC FOOTWEAR
  CHILDREN'S                     $ 40,200    35%   $ 55,397     37%
  WOMEN'S                          28,487    24      20,074     14
  MEN'S                            15,437    13      16,531     11
 OTHER                              1,044     1       1,027      1
                                 --------   ---    --------    ---
  TOTAL DOMESTIC SALES             85,168    73      93,029     63
                                 --------   ---    --------    ---

 INTERNATIONAL FOOTWEAR
  CHILDREN'S                     $ 16,478    14%   $ 29,448     20%
  WOMEN'S                           7,280     6      11,145      7
  MEN'S                             4,908     4      12,968      9
 OTHER                              3,304     3       1,816      1
                                 --------   ---    --------    ---
  TOTAL INTERNATIONAL SALES        31,970    27      55,377     37
                                 --------   ---    --------    ---
  TOTAL NET SALES                $117,138   100%   $148,406    100%
                                 ========   ===    ========    ===

   The following tables set forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the 1996 period as compared to the same period of 1995:

 THREE MONTHS ENDED MAY 31,                    VOLUME OF FOOTWEAR SOLD
- -----------------------------                ---------------------------
                                           DECREASE BETWEEN 1996 AND 1995
                                      ----------------------------------------
                                       DOMESTIC     INTERNATIONAL      TOTAL
                                      ---------     -------------      -----
  CHILDREN'S                          (33.0%)          (65.6%)         (44.5%)
  WOMEN'S                             (18.2%)          (38.8%)         (22.9%)
  MEN'S                               (69.8%)          (66.7%)         (68.9%)

     TOTAL VOLUME DECREASE            (35.9%)          (60.3%)         (43.4%)


 SIX MONTHS ENDED MAY 31,                       VOLUME OF FOOTWEAR SOLD
- --------------------------                     -------------------------
                                         INCREASE (DECREASE) BETWEEN 1996 AND 1995
                                         -----------------------------------------
                                        DOMESTIC          INTERNATIONAL          TOTAL
                                        --------         ---------------        -------
  CHILDREN'S                               (5.6%)             (45.2%)            (18.5%)
  WOMEN'S                                  68.6%              (34.8%)             33.5%
  MEN'S                                     --                (58.2%)            (23.1%)

     TOTAL VOLUME INCREASE (DECREASE)      13.6%              (45.4%)             (6.6%)

   The decrease in overall net sales for the quarter was primarily attributable to (i) reduced demand, domestically and internationally, for the Company's children's lighted footwear and adult products and (ii) domestically, a $10.6 million reduction in sales to Wal-Mart (from $13.5 million to $2.9 million) from the comparable prior year period.

   The decrease in overall net sales for the first six months of fiscal 1996 was primarily attributable to (i) reduced worldwide demand for the Company's children's lighted footwear and, to a lesser extent, adult products, partially offset domestically by an increase in sales of adult product to Wal-Mart and
(ii) a $2.81 per pair decrease in the average domestic selling price.

   Total sales of the Company's children's lighted shoes decreased by $20.6 million and $32.7 million to $12.4 million and $32.8 million during the second quarter and first half of 1996, respectively, compared to the same periods in 1995. Domestic sales of children's lighted product decreased by $10.9 million in the second quarter of 1996 with a decrease in volume of 0.6 million pairs and a decrease of $2.28 in the average selling price per pair from the same quarter in 1995. For the first six months of 1996, domestic sales of children's lighted product decreased by $20.1 million with a decrease in volume of 1.0 million pairs and a decrease in the average selling price per pair of $2.57 from the prior year period. Internationally, children's lighted sales decreased by $9.7 million and $12.6 million, primarily in Europe and Asia, in the three months and six months ended May 31, 1996, respectively, compared to the same periods in 1995. The decreases in volume and price per pair for the three and six months ended May 31, 1996 were a result of reduced overall demand for children's lighted product primarily due to heavy inventory levels at retailers, increased sales of discontinued lighted styles and, domestically, new product offerings by the Company at lower average wholesale prices compared to the same periods in 1995.

GROSS MARGIN
- -------------------------------------------------------------------------------

   The gross margin for the second quarter and the first half of 1996 decreased to 25.2% and 29.2% from 31.6% and 30.8% during the comparable periods in 1995, respectively. The decrease principally resulted from a decline in international gross margins to 18.4% and 26.6% in the second quarter and first half of 1996, respectively, from 39.3% and 34.1% in the comparable 1995 periods primarily as a result of an increase in reserves for slow moving and discontinued lighted inventory recorded in the second quarter of fiscal 1996.

   Domestically, gross margins increased to 28.5% and 30.2% for the second quarter and first half of 1996, respectively, from 27.8% and 28.9% during the comparable periods in 1995. In the second quarter of fiscal 1996, the Company settled a number of outstanding claims against factories for defective product, which settlements were partially offset by liabilities to such factories for unamortized molds and tooling. The net settlement amounts had a favorable impact on the Company's domestic margin of 4.3% and 2.1% for the quarter and six months ended May 31, 1996, respectively. Losses on domestic sales of discontinued products sold below cost were offset against previously established inventory reserves.

   Sales to Wal-Mart increased by $14.9 million (1.5 million pairs) in the first half of 1996 due to sales in the first quarter to fulfill substantially all of the remaining balance of Wal-Mart's $80 million minimum purchase commitment for fiscal 1995. Such sales contributed to a decrease of $2.81 per pair in the average domestic selling price and a decrease of $2.35 in the average domestic unit cost in the first six months of fiscal 1996 compared to the same period in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- -------------------------------------------------------------------------------

  Total selling, general and administrative expenses decreased by $12.0 million, or 36.9%, to $20.5 million in the second quarter of 1996 and decreased by $21.5 million, or 32.9%, to $43.9 million in the first half of 1996 compared to the respective prior year periods. Domestic selling, general and administrative expenses declined by $9.6 million, or 39.5%, to $14.7 million in the second quarter of 1996 and by $17.0 million, or 34.6%, to $32.2 million in the first half of 1996 from the comparable prior year periods. In the first half of fiscal 1996, the reduction in domestic expenses was primarily due to the benefits realized from the implementation of the Company's 1995 corporate reorganization plan which reduced (i) advertising and promotional expenses by $5.3 million, (ii) compensation and benefit expenses by $2.6 million, (iii) professional and consulting fees by $1.6 million, (iv) depreciation by $1.5 million and (v) other expenses by $2.7 million on a net basis. Approximately $2.0 million in restructuring costs incurred in the first half of 1996 was applied against the restructuring reserve established in fiscal 1995. In addition, bad debt expense decreased by $2.0 million as a result of lower sales and a $0.9 million recovery of bad debt in the first quarter of 1996. Sales commissions also decreased by $1.3 million due to reduced sales in the first six months of 1996 compared to the prior year period. International operating expenses decreased by $4.5 million, or 27.8%, to $11.7 million compared to $16.2 million in the first half of 1995 primarily due to lower advertising and promotional expenses, compensation and benefits and bad debt expense.

   Despite the overall decrease in selling, general and administrative expenses, as a percentage of net sales, such expenses in the second quarter of 1996 increased to approximately 53.3% from approximately 41.2% in the prior year quarter as a result of reduced sales. Total selling, general and administrative expenses, as a percentage of net sales, decreased in the first half of 1996 to approximately 37.5% from 44.1% in the comparable prior year period. Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volume as a substantial portion of such expenses are (i) fixed in nature, such as compensation and benefits for management and administrative personnel, rent, insurance, depreciation and other overhead charges or (ii) incurred to benefit future periods, such as media, advertising and trade show expenses.

OTHER
- -------------------------------------------------------------------------------

Interest Expense Interest expense of $1.0 million and $2.1 million for the three months and six months ended May 31, 1996, respectively, and $1.0 million and $2.0 million for the three months and six months ended May 31, 1995, respectively, was primarily related to interest costs on the $50 million, 7 3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992.

Interest Income Interest income decreased to $0.5 million and $1.0 million for the three months and six months ended May 31, 1996, respectively, compared to $0.6 million and $1.3 million in the comparable prior year periods primarily as a result of lower interest rates earned on average cash balances.

Minority Interest Minority interest increased by $1.6 million and $1.5 million for the quarter and six months ended May 31, 1996, respectively. These increases relate to losses incurred by the Company's Far East joint venture with Inchcape Pacific Limited ("Inchcape") primarily as a result of markdowns given to its customers and to reduced sales of children's lighted product. Minority interest represents the share of the joint venture's losses allocated to Inchcape pursuant to the terms of the joint venture agreement.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------------------------------------------------------

   The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                                       MAY 31,            NOVEMBER 30,
                                                        1996                 1995
                                                     ---------            ------------
                                                           (DOLLARS IN THOUSANDS)
CASH AND CASH EQUIVALENTS                              $  46,337             $ 35,956
WORKING CAPITAL                                           97,045              103,999

OUTSTANDING LETTERS OF CREDIT                             24,358               24,440
CONVERTIBLE SUBORDINATED DEBENTURES                       50,000               50,000
MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK
 PLUS ACCRUED AND UNPAID DIVIDENDS                            --              107,746

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          MAY 31,                MAY 31,
                                                     ------------------     ----------------
                                                     1996          1995     1996        1995
                                                     ----          ----     -----       ----
AVERAGE DAILY SHORT-TERM BORROWINGS                  $  --         $232        $4       $402
WEIGHTED AVERAGE INTEREST RATES                         --          7.8%     8.25%       8.1%

Cash and Cash Equivalents Cash and cash equivalent balances increased by $10.4 million from November 30, 1995 to $46.3 million at May 31, 1996 primarily due to a reduction in accounts receivable and inventory from the fiscal 1995 year end partially offset by a decrease in accounts payable and accrued liabilities and the funding of the fiscal 1996 first half operating loss.

Accounts Receivable, Net and Inventory  Accounts receivable decreased from
$46.6 million at November 30, 1995 to $34.6 million at May 31, 1996 primarily due to reduced sales in April and May 1996 compared to October and November 1995. Inventory decreased from $51.7 million (5.3 million pairs) at November 30, 1995 to $37.2 million (3.9 million pairs) at May 31, 1996 due to the shipment of substantially all of the balance of Wal-Mart's 1995 purchase commitment in the first half of fiscal 1996 and the Company's continuing efforts to effectively manage inventory levels.

Borrowing Facilities The Company has a $75 million revolving line of credit with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit (the "Revolving Facility"). The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. The Company may incur cash borrowings up to $10 million. There were no domestic cash borrowings under the Revolving Facility at any time during the six months ended May 31, 1996 and, as of that date, approximately $24.3 million of domestic letters of credit were outstanding under the Revolving Facility. The Revolving Facility is scheduled to expire in November 1996 but will automatically be renewed for an additional one-year period unless either the Company or BABC delivers written notice to the contrary to the other party on or before September 23, 1996. The Company is currently evaluating all available options regarding sources of working capital. There can be no assurance, however, that such funding can be obtained on terms acceptable to the Company.

Convertible Debentures The $50 million Debentures are convertible into shares of the Company's Common Stock at a conversion rate of $12.30 per share and are redeemable by the Company at any time, initially at a specified premium to par, declining to par for redemptions on or after November 30, 2000.

Share Exchange Transaction On April 9, 1996, the Company's shareholders approved the exchange (the "Share Exchange Transaction") of all of the issued and outstanding shares of the Company's Series A Cumulative Convertible Preferred Stock, stated value $100 per share ("Series A Preferred Stock"), and all accrued and unpaid dividends thereon for (i) 1,000,000 shares of a new series of preferred stock to be issued by the Company, entitled Series B Preferred Stock, stated value $100 per share ("Series B Preferred Stock"), plus
(ii) an additional number of shares of Series B Preferred Stock equal to the dollar amount of accrued and unpaid dividends in respect to the Series A Preferred Stock through the closing of the Share Exchange Transaction. The Share Exchange Transaction was completed on April 12, 1996 and, as a result, Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all the Series A Preferred Stock, was issued 1,107,902 shares of Series B Preferred Stock and the Series A Preferred Stock was retired.

   The terms of the Series B Preferred Stock provide for, among other things,
(i) the elimination of the mandatory redemption feature of the Series A Preferred Stock (including the initial $35 million mandatory redemption obligation, plus accrued and unpaid dividends on the Series A Preferred Stock, in August 1996), (ii) a reduction in the conversion price from $10.00 to $6.75 per share and (iii) the voting of shares of Series B Preferred Stock (on an as converted basis) together with shares of the Company's Common Stock on all matters, including the election of directors. The coupon rate of 7.5% per annum for dividends with respect to the Series B Preferred Stock remains unchanged from that of the Series A Preferred Stock. During the fiscal year ending November 30, 1996, the Company is entitled, at its option, to pay dividends on the Series B Preferred Stock in either additional shares of Series B Preferred Stock or in cash. Thereafter, dividends on the Series B Preferred Stock will be payable only in cash. The Company elected to pay the dividend of $1.1 million due on May 31, 1996 in additional shares of Series B Preferred Stock.

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

FUTURE OUTLOOK
- --------------------------------------------------------------------------------

   Although the Company has effectively implemented cost reduction measures which are expected to reduce fiscal 1996 operating expenses by more than $25 million compared to the prior year, it continues to face the serious challenge of generating revenue and increasing sales velocity in an intensely competitive and consolidating branded athletic footwear market. First and foremost among the Company's efforts to meet this challenge are (i) the introduction of two new children's technology-based footwear collections, GRAf/x/TM/ and Neonz/TM/, in the second half of 1996, (ii) a continued focus on a women's product line which communicates the "L.A." attitude of fun, fashion and fitness and (iii) the introduction in Europe of Fatmox/TM/, a new fashion footwear line for women and men.

   GRAf/x/TM/ is a temperature sensitive product line which allows children to change the color of the upper panel, reveal a pattern or personalize their footwear by "writing" on their shoes. NEONZ/TM/ features lighted panels on the shoe's upper for the first time and represents the next generation of children's lighted footwear. The GRAf/x/TM/ line will be featured in a unique animated commercial to be aired on Nickelodeon and Fox domestically and other children's television channels in Europe during the Back-to-School season. In addition, the Company will launch domestic Back-to-School promotional tie-ins with Thermos, Kool-Aid and Knowledge Adventure products to stimulate sell-in and sell-through of the GRAf/x/TM/ and NEONZ/TM/ lines at the retail level. A worldwide print advertising campaign was launched in March 1996 to support the Company's women's product line and will continue throughout the year, with a separate print campaign to be run in key European markets to augment the launch of the Fatmox/TM/ line.

   At June 30, 1996, the Company had a combined domestic and international order backlog of $51.8 million, $37.4 million of which is primarily for new in-line products scheduled to ship in the July and August period and $14.0 million of which is scheduled to ship in the Company's fourth quarter. The backlog at June 30,

1996 includes $1.5 million for Wal-Mart which represents the remaining balance of Wal-Mart's $80 million minimum purchase commitment for fiscal 1995. Wal-Mart is not subject to any minimum purchase commitment for fiscal 1996. The combined backlog at June 30, 1995 was $102.9 million, $68.0 million of which was scheduled to ship in the July and August 1995 period and $32.7 million of which was scheduled to ship in the fourth quarter of 1995.

   The lower backlog at June 30, 1996 is primarily due to (i) the inclusion in the backlog of June 30, 1995 of $21.1 million of orders under the Company's agreement with Wal-Mart, (ii) an approximate $19.5 million decrease in orders for children's lighted product and (iii) reduced overall demand for the Company's adult products. Children's lights as a percentage of the total June 30, 1996 and 1995 backlog, excluding Wal-Mart orders, were 32.0% and 43.5%, respectively. The Company's agreement with Wal-Mart does not provide for the sale of L.A. Gear lighted footwear products to Wal-Mart. Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments.

     Management believes that increased competition at lower price points and excess inventory at retailers have reduced the overall volume of the Company's "futures" orders and may create increased pricing pressure with respect to "at-once" orders for the balance of the year. The Company's results of operations for fiscal 1996 are primarily dependent upon its ability to generate a significant level of "at-once" orders for the Company's Back-to-School and Holiday product lines, including the new GRAf/x/TM/, NEONZ/TM/ and Fatmox/TM/ collections. The Company is currently experiencing production delays with respect to initial orders of NEONZ/TM/ products which will result in increased freight costs due to the need to make air shipments of such products and could result in the cancellation of certain NEONZ/TM/ orders in the event of prolonged delays.

   Following the departure of David Gatto, Executive Vice President, from the Company at the end of June 1996, the sales, merchandising and operations functions are now overseen by Jim Moodhe, Senior Vice President - Marketing, Design and Development and Charlie Beery, Vice President - Sales, Customer Service and Retail Support, each of whom reports directly to Bill Benford, the Company's President and Chief Operating Officer.

   The Company believes that the branded footwear market is facing a major consolidation at the wholesale level. The Company will continue to seek to recognize and capitalize on opportunities to expand its product lines and distribution channels through the licensing of key trade names and the acquisition of other footwear brands.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
- ------   -----------------

   - Not applicable.

ITEM 2 - CHANGES IN SECURITIES
- ------   ---------------------

   - On April 9, 1996, the Company's shareholders approved the exchange (the "Share Exchange Transaction") of all of the issued and outstanding shares of the Company's Series A Cumulative Convertible Preferred Stock, stated value $100 per share ("Series A Preferred Stock"), and all accrued and unpaid dividends thereon for (i) 1,000,000 shares of a new series of preferred stock to be issued by the Company, entitled Series B Preferred Stock, stated value $100 per share ("Series B Preferred Stock"), plus (ii) an additional number of shares of Series B Preferred Stock equal to the dollar amount of accrued and unpaid dividends in respect to the Series A Preferred Stock through the closing of the Share Exchange Transaction. The Share Exchange Transaction was completed on April 12, 1996 and, as a result, Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all the Series A Preferred Stock, was issued 1,107,902 shares of Series B Preferred Stock and the Series A Preferred Stock was retired.

      The terms of the Series B Preferred Stock provide for, among other things,
   (i) the elimination of the mandatory redemption feature of the Series A Preferred Stock (including the initial $35 million mandatory redemption obligation, plus accrued and unpaid dividends on the Series A Preferred Stock, in August 1996), (ii) a reduction in the conversion price from $10.00 to $6.75 per share and (iii) the voting of shares of Series B Preferred Stock (on an as converted basis) together with shares of the Company's Common Stock on all matters, including the election of directors. The coupon rate of 7.5% per annum for dividends with respect to the Series B Preferred Stock remains unchanged from that of the Series A Preferred Stock. During the fiscal year ending November 30, 1996, the Company is entitled, at its option, to pay dividends on the Series B Preferred Stock in either additional shares of Series B Preferred Stock or in cash. Thereafter, dividends on the Series B Preferred Stock will be payable only in cash. The Company elected to pay the dividend of $1.1 million due on May 31, 1996 in additional shares of Series B Preferred Stock.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
- ------   -------------------------------

   - Upon completion of the Share Exchange Transaction on April 12, 1996, accrued and unpaid dividends on the Series A Preferred Stock totaling approximately $10.8 million were exchanged for 107,902 shares of Series B Preferred Stock and the arrearage on the Series A Preferred Stock was extinguished.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

   (a)  A Special Meeting of Shareholders of the Company was held on April 9,
        1996.

   (b)  Not applicable.

   (c) SHARE EXCHANGE PROPOSAL: Approval of the Share Exchange Proposal to exchange all outstanding shares of the Company's Series A Cumulative Convertible Preferred Stock, together with accrued and unpaid dividends, for a new issue of Series B Preferred Stock.

               For:          10,057,810
               Against:         582,810
               Abstain:         567,770

   (d)  Not applicable.

ITEM 5 - OTHER INFORMATION
- ------   -----------------

     -  Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

      (a) Exhibits:

          10.1 Letter Agreement, dated as of June 1, 1996, by and between the Company and Shamrock Capital Advisors, Inc.

          27    Financial Data Schedule.


       (b) Reports on Form 8-K:

            1. The Company filed a current report on Form 8-K on April 16, 1996 under Item 5--Other Events, with respect to the completion of the Share Exchange Transaction on April 12, 1996.

                                 SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:        July 15, 1996            L.A. GEAR, INC.
        --------------------------



                                       By:  /s/ William L. Benford
                                            ----------------------
                                                William L. Benford
                                                President and
                                                Chief Operating Officer

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.                           Document                        Page No.
- --------------   --------------------------------------------------   --------

  10.1           Letter Agreement, dated as of June 1, 1996, by and
                 between the Company and Shamrock Capital Advisors,
                 Inc.                                                       20

  27             Financial Data Schedule                                    25


                                      19
