Form 10-Q
period 1996-08-31
LA GEAR INC
filed 1996-10-15
CIK 793937

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

                                      Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

The number of shares outstanding of the registrant's Common Stock, no par value, at October 10, 1996 was 22,936,433 shares.

                                L.A. GEAR, INC.
                               TABLE OF CONTENTS
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996


PART I.   FINANCIAL INFORMATION                                                          Page
------    ---------------------                                                          ----

Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets at August 31, 1996 and
               November 30, 1995                                                            3

             Consolidated Condensed Statements of Operations and Accumulated Deficit
               for the three months ended August 31, 1996 and August 31, 1995               4

             Consolidated Condensed Statements of Operations and Accumulated Deficit
               for the nine months ended August 31, 1996 and August 31, 1995                5

             Consolidated Condensed Statements of Cash Flows for the nine months
               ended August 31, 1996 and August 31, 1995                                    6

             Notes to Consolidated Condensed Financial Statements                           7


Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                     10


PART II.  OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings                                                                16

Item 2.   Changes in Securities                                                            16

Item 3.   Defaults Upon Senior Securities                                                  16

Item 4.   Submission of Matters to a Vote of Security Holders                              16

Item 5.   Other Information                                                                17

Item 6.   Exhibits and Reports on Form 8-K                                                 17

Signature                                                                                  18

Exhibit Index                                                                              19

                       L.A. GEAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     August 31,          November 30,
                                                                        1996                1995
                                                                     ----------          ------------
                                                                     (unaudited)
     ASSETS

Current assets:
  Cash and cash equivalents                                          $  37,056          $  35,956
  Accounts receivable, net                                              43,219             46,630
  Inventories, net                                                      29,432             51,677
  Prepaid expenses and other current assets                              3,029              3,773
                                                                     ---------          ---------

         Total current assets                                          112,736            138,036

Property and equipment and other assets, net                             7,107             10,348
Goodwill, net                                                           10,277             11,191
                                                                     ---------          ---------

                                                                     $ 130,120          $ 159,575
                                                                     =========          =========

     LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
         STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                           $  25,326          $  32,804
  Borrowings under international credit facilities                          --              1,233
                                                                     ---------          ---------

         Total current liabilities                                      25,326             34,037

7 3/4% convertible subordinated debentures due 2002                     50,000             50,000

Minority interest                                                           --              8,419

Mandatorily redeemable preferred stock:
  7.5% Series A Cumulative Convertible Preferred Stock,
    $100 stated value; no shares issued at August 31, 1996;
    1,000,000 shares authorized, issued and outstanding at
    November 30, 1995; redemption value of $100 per share
    plus accrued and unpaid dividends at November 30, 1995                  --            107,746

Shareholders' equity (deficit):
  7.5% Series B Cumulative Convertible Preferred Stock,
    $100 stated value; 1,161,822 shares authorized;
    1,139,963 shares issued and outstanding at August 31, 1996;
    no shares issued at November 30, 1995                              113,336                 --
  Preferred stock, no stated value; 8,838,178 shares authorized and unissued at August 31, 1996; 9,000,000 shares authorized
    and unissued at November 30, 1995                                       --                 --
  Common stock, no par value; 80,000,000 shares authorized;
    22,936,433 shares issued and outstanding at August 31,
    1996 and November 30, 1995                                         128,093            128,093
  Cumulative currency translation adjustment                               125                561
  Accumulated deficit                                                 (186,760)          (169,281)
                                                                     ---------          ---------

         Total shareholders' equity (deficit)                           54,794            (40,627)
                                                                     ---------          ---------

                                                                     $ 130,120          $ 159,575
                                                                     =========          =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 Three months ended August 31,
                                                             -----------------------------------
                                                                     1996                 1995
                                                                   -------              --------
Net sales                                                        $  53,431               $  94,354
Cost of sales                                                       39,209                  61,812
                                                                 ---------               ---------

    Gross profit                                                    14,222                  32,542

Selling, general and administrative expenses                        21,633                  32,197
Litigation settlement income, net                                       --                    (404)
Interest expense, net                                                  475                     747
                                                                 ---------               ---------

    (Loss) income before income tax and minority interest           (7,886)                      2

Income tax                                                              --                      --
Minority interest                                                    3,038                     414
                                                                 ---------               ---------

    Net (loss) income                                               (4,848)                    416

Dividends on mandatorily
 redeemable Series A Cumulative Convertible Preferred Stock             --                  (1,957)
Dividends on Series B Cumulative Convertible Preferred Stock        (2,098)                     --
                                                                 ---------               ---------

    Loss applicable to common stock                                 (6,946)                 (1,541)

Accumulated deficit, beginning of period                          (179,814)               (131,482)
                                                                 ---------               ---------

Accumulated deficit, end of period                               $(186,760)              $(133,023)
                                                                 =========               =========

Loss per common share                                            $   (0.30)              $   (0.07)
                                                                 =========               =========

Weighted average common shares outstanding                          22,937                  22,937
                                                                 =========               =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                Nine months ended August 31,
                                                             ---------------------------------
                                                              1996                       1995
                                                             -------                   -------
Net sales                                                     $ 170,569                 $ 242,760
Cost of sales                                                   122,095                   164,509
                                                              ---------                 ---------

     Gross profit                                                48,474                    78,251

Selling, general and administrative expenses                     65,546                    97,578
Litigation settlement income, net                                (1,955)                   (2,273)
Interest expense, net                                             1,609                     1,490
                                                              ---------                 ---------

     Loss before income tax and minority interest               (16,726)                  (18,544)

Income tax                                                           --                        --
Minority interest                                                 5,497                     1,406
                                                              ---------                 ---------

     Net loss                                                   (11,229)                  (17,138)

Dividends on mandatorily
 redeemable Series A Cumulative Convertible Preferred Stock      (3,044)                   (5,747)
Dividends on Series B Cumulative Convertible Preferred Stock     (3,206)                       --
                                                              ---------                 ---------

     Loss applicable to common stock                            (17,479)                  (22,885)

Accumulated deficit, beginning of period                       (169,281)                 (110,138)
                                                              ---------                 ---------

Accumulated deficit, end of period                            $(186,760)                $(133,023)
                                                              =========                 =========

Loss per common share                                         $   (0.76)                $   (1.00)
                                                              =========                 =========

Weighted average common shares outstanding                       22,937                    22,937
                                                              =========                 =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                               Nine months ended August 31,
                                                                            ---------------------------------
                                                                                  1996                  1995
                                                                              --------                --------

Net cash provided by (used in) operating activities                           $  4,103                $(22,596)
                                                                              --------                --------
Investing activities:
   Capital expenditures                                                           (723)                 (2,613)
                                                                              --------                --------
Financing activities:
   Net (repayments) borrowings under international credit facilities            (1,218)                    218
   Other                                                                          (660)                     --
                                                                               -------                --------

          Net cash (used in) provided by financing activities                   (1,878)                    218
                                                                               -------                --------
Effect of exchange rate changes on cash and
          cash equivalents                                                        (402)                    364
                                                                               -------                --------

          Net increase (decrease) in cash and cash equivalents                   1,100                 (24,627)

Cash and cash equivalents at beginning of period                                35,956                  49,710
                                                                               -------                --------

Cash and cash equivalents at end of period                                    $ 37,056                $ 25,083
                                                                              ========                ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                       L.A. GEAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------   ------------------------------------------

Basis of Presentation   In the opinion of management, the accompanying unaudited
consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at August 31, 1996, the results of operations for the three months and nine months ended August 31, 1996 and 1995 and the cash flows for the nine months ended August 31, 1996 and 1995. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

Reclassifications Certain reclassifications have been made to 1995 amounts in order to conform to the 1996 presentation.

NOTE 2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------   -------------------------------------------------

                                                              NINE MONTHS ENDED AUGUST 31,
                                                             ------------------------------
                                                              1996                  1995
                                                             -------              ---------
                                                                   (IN THOUSANDS)
CASH PAID (RECEIVED) DURING THE PERIOD FOR:
 INTEREST PAID                                                $  2,126             $ 2,064
                                                              ========             =======
 INTEREST RECEIVED                                            $ (1,471)            $(1,525)
                                                              ========             =======
NONCASH FINANCING ACTIVITY:
 DIVIDENDS ACCRUED ON MANDATORILY
  REDEEMABLE SERIES A CUMULATIVE CONVERTIBLE
  PREFERRED STOCK                                             $     --             $ 5,747
                                                              ========             =======
 EXCHANGE OF SERIES A CUMULATIVE CONVERTIBLE
  PREFERRED STOCK PLUS ACCRUED AND UNPAID DIVIDENDS
  FOR SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK         $110,790             $    --
                                                              ========             =======
 SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK ISSUED
  IN PAYMENT OF DIVIDENDS DUE ON SERIES B CUMULATIVE
  CONVERTIBLE PREFERRED STOCK                                 $  3,206             $    --
                                                              ========             =======

                       L.A. GEAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.   ACCOUNTS RECEIVABLE, NET
-------   ------------------------

     Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                    AUGUST 31,    NOVEMBER 30,
                                                       1996           1995
                                                   -----------   -------------
                                                         (IN THOUSANDS)
TRADE RECEIVABLES
   DOMESTIC                                          $26,273         $23,125
   INTERNATIONAL                                      18,609          28,291
                                                     -------         -------
     TOTAL TRADE RECEIVABLES                          44,882          51,416

OTHER RECEIVABLES                                      2,739           2,767
                                                     -------         -------
                                                      47,621          54,183
LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
 AND MERCHANDISE RETURNS                              (4,402)         (7,553)
                                                     -------         -------

                                                     $43,219         $46,630
                                                     =======         =======

     Domestic accounts receivable include $0.1 million and $7.2 million from Wal-Mart at August 31, 1996 and November 30, 1995, respectively.

NOTE 4.   INCOME TAXES
-------   ------------

     At August 31, 1996, deferred tax assets totaled approximately $69.5 million. A valuation allowance has been established against the entire deferred tax asset balance.

NOTE 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------   ----------------------------------------

     Accounts payable and accrued liabilities consist of the following:

                                                    AUGUST 31,   NOVEMBER 30,
                                                      1996          1995
                                                   ----------   -------------
                                                          (IN THOUSANDS)
ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES       $15,998         $22,938
ACCRUED INVENTORY PURCHASES                            8,919           7,111
ACCRUED RESTRUCTURING CHARGES                            409           2,755
                                                     -------         -------

                                                     $25,326         $32,804
                                                     =======         =======

NOTE 6.   BANK BORROWINGS
-------   ---------------

     Effective as of August 31, 1996, the Company entered into an amendment to its existing revolving credit facility with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit (the "Revolving Facility"). The amendment provides for, among other things, (i) an extension of the term of the Revolving Facility for an additional three years to November 30, 1999, (ii) a reduction in the maximum amount available for aggregate loans and letters of credit at any time from $75 million to $50 million, (iii) an increase in the maximum amount of aggregate loans permitted to be outstanding at any time from $10 million to $20 million and (iv) a reduction in the minimum Adjusted Tangible Net Worth (as defined in the Revolving Facility) required to be maintained under the Revolving Facility, with a restriction on the payment of cash dividends on the Company's Series B Cumulative Convertible Preferred Stock and a reduction in the amount of the available Borrowing Base (as defined in the Revolving Facility) if the Company's Adjusted Tangible Net Worth falls below certain thresholds.

                       L.A. GEAR, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The Revolving Facility is secured primarily by the Company's domestic assets. Cash borrowings under the Revolving Facility bear interest at a rate equal to Bank of America's publicly announced reference rate plus one and one-half percent. There were no domestic cash borrowings under the Revolving Facility at any time during the nine months ended August 31, 1996 and, as of that date, approximately $17.9 million of domestic letters of credit were outstanding under the Revolving Facility.

NOTE 7.   SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK / SHARE EXCHANGE
------    ----------------------------------------------------------------
          TRANSACTION
          -----------

     On April 9, 1996, the Company's shareholders approved the exchange (the "Share Exchange Transaction") of all of the issued and outstanding shares of the Company's Series A Cumulative Convertible Preferred Stock, stated value $100 per share ("Series A Preferred Stock"), and all accrued and unpaid dividends thereon for (i) 1,000,000 shares of a new series of preferred stock to be issued by the Company, entitled Series B Cumulative Convertible Preferred Stock, stated value $100 per share ("Series B Preferred Stock"), plus (ii) an additional number of shares of Series B Preferred Stock equal to the dollar amount of accrued and unpaid dividends in respect to the Series A Preferred Stock through the closing of the Share Exchange Transaction. The Share Exchange Transaction was completed on April 12, 1996 and, as a result, Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all the Series A Preferred Stock, was issued 1,107,902 shares of Series B Preferred Stock and the Series A Preferred Stock was retired.

     The terms of the Series B Preferred Stock provide for, among other things,
(i) the elimination of the mandatory redemption feature of the Series A Preferred Stock (including the initial $35 million mandatory redemption obligation, plus accrued and unpaid dividends on the Series A Preferred Stock, in August 1996), (ii) a reduction in the conversion price from $10.00 to $6.75 per share and (iii) the voting of shares of Series B Preferred Stock (on an as converted basis) together with shares of the Company's Common Stock on all matters, including the election of directors. The coupon rate of 7.5% per annum for dividends with respect to the Series B Preferred Stock remains unchanged from that of the Series A Preferred Stock. During the fiscal year ending November 30, 1996, the Company is entitled, at its option, to pay dividends on the Series B Preferred Stock in either additional shares of Series B Preferred Stock or in cash. Thereafter, dividends on the Series B Preferred Stock will be payable only in cash. The Company elected to pay the dividends of $1.1 million and $2.1 million due on May 31 and August 31, 1996, respectively, in additional shares of Series B Preferred Stock.

NOTE 8.   SUBSEQUENT EVENT
-------   ----------------

     In September 1996, L.A. Gear (Far East) Limited, the Company's Far East joint venture with Inchcape Pacific Limited ("Inchcape"), ceased operations as the exclusive marketer, distributor and seller of L.A. Gear branded footwear, apparel and accessories in select Far East markets.

     The joint venture was formed in December 1993 and, through August 31, 1996, has recorded aggregate net sales of $18.3 million and recognized an aggregate net loss of $6.9 million.

     The Company has consolidated the results of operations of the joint venture for the nine months ended August 31, 1996 and, as of that date, has netted the assets, liabilities and minority interest of the joint venture, the net impact of which is not material to the Company's consolidated balance sheet. Minority interest in the consolidated condensed statements of operations represents Inchcape's share of losses in the joint venture for the periods presented. The Company anticipates receiving approximately $1 million in proceeds upon the dissolution of the joint venture.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------
All references to years are to fiscal years ending November 30, 1996 or 1995, as applicable.

NET SALES
--------------------------------------------------------------------------------

     In the third quarter of 1996, the Company's net sales decreased 43.4% to $53.4 million compared to $94.4 million in the third quarter of 1995. For the nine months ended August 31, 1996, the Company's net sales decreased 29.7% to $170.6 million compared to $242.8 million in the prior year period. Domestic net sales in the third quarter and nine months ended August 31, 1996 decreased by 45.6% and 24.1% from the comparable 1995 periods, respectively. Net international sales, which accounted for approximately 31.5% and 28.6% of the Company's total net sales for the quarter and nine months ended August 31, 1996, respectively, decreased by 37.7% and 40.8% from the comparable 1995 periods.

     The following tables set forth certain information regarding the Company's net sales:

THREE MONTHS ENDED AUGUST 31,                                  NET SALES
-----------------------------                  --------------------------------------------
                                                    1996                     1995
                                               -------------------    ---------------------
                                                         (DOLLARS IN THOUSANDS)
  DOMESTIC FOOTWEAR
     CHILDREN'S                                 $ 24,918       47%     $ 39,323         42%
     WOMEN'S                                       7,143       13        14,497         15
     MEN'S                                         3,763        7        12,390         13
  OTHER                                              782        1         1,139          1
                                                --------      ---      --------        ---
     TOTAL DOMESTIC SALES                         36,606       68        67,349         71
                                                --------      ---      --------        ---

  INTERNATIONAL FOOTWEAR
     CHILDREN'S                                    9,543       18        16,878         18
     WOMEN'S                                       4,233        8         4,154          5
     MEN'S                                         2,627        5         4,747          5
  OTHER                                              422        1         1,226          1
                                                --------      ---      --------        ---
     TOTAL INTERNATIONAL SALES                    16,825       32        27,005         29
                                                --------      ---      --------        ---
     TOTAL NET SALES                            $ 53,431      100%     $ 94,354        100%
                                                ========      ===      ========        ===

NINE MONTHS ENDED AUGUST 31,                                  NET SALES
-----------------------------                  --------------------------------------------
                                                    1996                     1995
                                               -------------------    ---------------------
                                                         (DOLLARS IN THOUSANDS)
  DOMESTIC FOOTWEAR
     CHILDREN'S                                 $ 65,185     38%       $ 94,717        39%
     WOMEN'S                                      35,587     21          34,571        14
     MEN'S                                        19,176     11          28,925        12
  OTHER                                            1,827      1           2,165         1
                                                --------    ---        --------       ---
     TOTAL DOMESTIC SALES                        121,775     71         160,378        66
                                                --------    ---        --------       ---

  INTERNATIONAL FOOTWEAR
     CHILDREN'S                                   26,036     15          46,442        19
     WOMEN'S                                      11,456      7          15,322         6
     MEN'S                                         7,481      5          17,717         8
  OTHER                                            3,821      2           2,901         1
                                                --------    ---        --------       ---
     TOTAL INTERNATIONAL SALES                    48,794     29          82,382        34
                                                --------    ---        --------       ---
     TOTAL NET SALES                            $170,569    100%       $242,760       100%
                                                ========    ===        ========       ====

     The following tables set forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the 1996 period as compared to the same period of 1995:

THREE MONTHS ENDED AUGUST 31,          VOLUME OF FOOTWEAR SOLD
-----------------------------          ------------------------
                                     DECREASE BETWEEN 1996 AND 1995
                                ----------------------------------------
                                 DOMESTIC     INTERNATIONAL      TOTAL
                                ----------   ----------------   --------

  CHILDREN'S                     (33.9%)         (24.5%)        (31.6%)
  WOMEN'S                        (48.4%)           --           (37.9%)
  MEN'S                          (66.0%)         (44.7%)        (60.7%)

     TOTAL VOLUME DECREASE       (42.6%)         (22.9%)        (37.8%)


NINE MONTHS ENDED AUGUST 31,                VOLUME OF FOOTWEAR SOLD
----------------------------                -------------------------
                                   INCREASE (DECREASE) BETWEEN 1996 AND 1995
                                ------------------------------------------------
                                 DOMESTIC          INTERNATIONAL        TOTAL
                                ----------         -------------        --------

  CHILDREN'S                     (17.2%)              (38.4%)           (23.5%)
  WOMEN'S                         22.3%               (26.3%)             7.9%
  MEN'S                          (26.5%)              (55.4%)           (36.5%)

     TOTAL VOLUME DECREASE        (9.2%)              (39.0%)           (18.3%)

     The decrease in overall net sales for the quarter was primarily attributable to reduced worldwide demand for the Company's products and a $15.5 million reduction in domestic sales to Wal-Mart from the comparable prior year period. Despite the lower total international sales, the response to the new adult Fatmox(TM) line in Europe has been positive, generating over half of the European adult sales for the quarter.

     The decrease in overall net sales for the nine months ended August 31, 1996 was primarily attributable to (i) reduced worldwide demand for the Company's children's lighted footwear and men's products and (ii) a $2.68 per pair decrease in the average domestic selling price, primarily with respect to children's lighted footwear and the women's Wal-Mart line.

     Total sales of the Company's children's lighted shoes decreased by $15.4 million and $48.9 million to $18.7 million and $50.7 million during the three months and nine months ended August 31, 1996, respectively, compared to the same periods in 1995. Domestic sales of children's lighted product decreased by $7.3 million in the third quarter of 1996 primarily due to a decrease in volume of
0.4 million pairs. For the first nine months of 1996, domestic sales of children's lighted product decreased by $27.5 million with a decrease in volume of 1.4 million pairs and a decrease in the average selling price per pair of $1.80 from the prior year period. Internationally, children's lighted sales decreased by $8.1 million and $21.5 million in the three months and nine months ended August 31, 1996, respectively, compared to the same periods in 1995, primarily in Europe and Asia.

     In addition, late deliveries of the Company's new children's lighted footwear collection, NEONZ(TM), resulted in cancellations of more than $2.6 million in customer orders during the quarter ended August 31, 1996. The Company does not anticipate further cancellations of customer orders for NEONZ(TM) footwear due to production delays.

GROSS MARGIN
--------------------------------------------------------------------------------

     The consolidated gross margin for the third quarter and the nine months ended August 31, 1996 decreased to 26.6% and 28.4% from 34.5% and 32.2% during the comparable periods in 1995, respectively. The decrease principally resulted from a decline in international gross margins to 13.1% and 22.0% in the third quarter and nine months ended August 31, 1996, respectively, from 39.2% and 35.8% in the comparable 1995 periods. These decreases in the international margin were primarily due to increases of $2.1 million and $2.7 million, respectively, in markdowns issued by the Company's Far East joint venture, low margins realized on sales of discontinued lighted product and increases in reserves for slow moving and discontinued lighted inventory.

     Domestically, gross margins increased to 32.8% and 31.0% for the third quarter and nine months ended August 31, 1996, respectively, from 32.6% and 30.4% during the comparable periods in 1995. In the second and third quarters of fiscal 1996, the Company settled a number of outstanding claims against factories for defective product, which settlements were partially offset by liabilities to such factories for unamortized molds and tooling. The net settlement amounts had a favorable impact of 1.1% on the Company's domestic margin for the nine months ended August 31, 1996. Losses on domestic sales of discontinued products sold below cost were offset against previously established inventory reserves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------

     Total selling, general and administrative expenses decreased by $10.6 million, or 32.8%, to $21.6 million in the third quarter of 1996 and decreased by $32.0 million, or 32.8%, to $65.5 million in the nine months ended August 31, 1996 compared to the respective prior year periods. Domestic selling, general and administrative expenses declined by $7.7 million, or 33.5%, to $15.3 million in the third quarter of 1996 and by $23.6 million, or 33.2%, to $47.4 million in the nine months ended August 31, 1996 from the comparable prior year periods.
In the nine months ended August 31, 1996, the reduction in domestic expenses was primarily due to the benefits realized from the implementation of the Company's 1995 corporate reorganization plan which reduced (i) advertising and promotional expenses by $8.4 million, (ii) compensation and benefit expenses by $4.5 million, (iii) depreciation by $2.2 million, (iv) professional and consulting fees by $2.1 million and (v) other net expenses by $1.7 million. Approximately $2.3 million in restructuring costs incurred in the first nine months of 1996 was applied against the restructuring reserve established in fiscal 1995. In addition, bad debt expense decreased by $2.9 million as a result of lower sales, a reduced level of bad debt write-offs and a $0.9 million recovery of bad debt in the first quarter of 1996. Sales commissions also decreased by $1.8 million due to reduced sales in the first nine months of 1996 compared to the prior year period. International operating expenses decreased by $8.4 million, or 31.7%, to $18.1 million compared to $26.5 million in the first nine months of 1995 primarily due to lower advertising and promotional expenses, compensation and benefits and bad debt expense.

     Despite the overall decrease in selling, general and administrative expenses, as a percentage of net sales, such expenses in the third quarter of 1996 increased to approximately 40.5% from approximately 34.1% in the prior year quarter as a result of reduced sales. Total selling, general and administrative expenses, as a percentage of net sales, decreased in the nine months ended August 31, 1996 to approximately 38.4% from 40.2% in the comparable prior year period. Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volume as a substantial portion of such expenses are (i) fixed in nature, such as compensation and benefits for management and administrative personnel, rent, insurance, depreciation and other overhead charges or (ii) incurred to benefit future periods, such as media, advertising and trade show expenses.

OTHER
--------------------------------------------------------------------------------

Interest Expense Interest expense of $1.0 million and $3.1 million for the three months and nine months ended August 31, 1996, respectively, and $1.0 million and $3.0 million for the three months and nine months ended August 31, 1995, respectively, was primarily related to interest costs on the $50 million, 7 3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992.

Interest Income Interest income amounted to $0.5 million and $1.5 million for the three months and nine months ended August 31, 1996, respectively, compared to $0.2 million and $1.5 million in the comparable prior year periods. The increase in interest income for the quarter ended August 31, 1996 was primarily a result of higher average cash balances.

Minority Interest Minority interest increased by $2.6 million and $4.1 million for the quarter and nine months ended August 31, 1996, respectively. These increases relate to losses incurred by the Company's Far East joint venture with Inchcape Pacific Limited ("Inchcape") primarily as a result of markdowns given to its customers and reduced sales of children's lighted product. Minority interest represents the share of the joint venture's losses allocated to Inchcape pursuant to the terms of the joint venture agreement.

     In September 1996, L.A. Gear (Far East) Limited, the Company's Far East joint venture with Inchcape, ceased operations as the exclusive marketer, distributor and seller of L.A. Gear branded footwear, apparel and accessories in select Far East markets. The Company anticipates receiving approximately $1 million in proceeds upon the dissolution of the joint venture. See Notes to Consolidated Financial Statements, Note 8 - Subsequent Event.

     The Company is currently reviewing alternative means of distributing L.A. Gear branded products in the Far East markets previously serviced by the joint venture. Separately, the Company has recently entered into agreements with Daiwa Corporation and Itochu Corporation to distribute L.A. Gear branded footwear and L.A. Gear branded apparel and accessories, respectively, in Japan, a market not previously serviced by the joint venture.

Management In August 1996, Bruce MacGregor joined the Company as Senior Vice President - Product Marketing. Prior to joining the Company, Mr. MacGregor served as Vice President - Marketing at Avia and Co-Founder, President and CEO at Deja Shoe. James Moodhe, Senior Vice President - Marketing, Design and Development, left the Company in August 1996 to pursue other career opportunities.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                                    AUGUST 31,              NOVEMBER 30,
                                                       1996                    1995
                                                    -----------             ------------
                                                         (DOLLARS IN THOUSANDS)
CASH AND CASH EQUIVALENTS                            $37,056                 $ 35,956
WORKING CAPITAL                                       87,410                  103,999

OUTSTANDING LETTERS OF CREDIT                         17,930                   24,440
CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002          50,000                   50,000
MANDATORILY REDEEMABLE SERIES A CUMULATIVE
 CONVERTIBLE PREFERRED STOCK PLUS ACCRUED
 AND UNPAID DIVIDENDS                                     --                  107,746

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    AUGUST 31,            AUGUST 31,
                                                -------------------   ------------------
                                                  1996       1995      1996        1995
                                                --------    -------    ------    -------
AVERAGE DAILY SHORT-TERM BORROWINGS               $  --       $138      $  3      $493
WEIGHTED AVERAGE INTEREST RATES                      --        8.2%      8.2%      8.2%

Cash and Cash Equivalents Cash and cash equivalent balances increased by $1.1 million from November 30, 1995 to $37.1 million at August 31, 1996 primarily due to a reduction in inventory from the fiscal 1995 year end partially offset by a decrease in current liabilities and the funding of the fiscal 1996 year to date operating loss.

Inventory Inventory decreased from $51.7 million (5.3 million pairs) at November 30, 1995 to $29.4 million (3.2 million pairs) at August 31, 1996 due to the shipment of 0.6 million pairs to Wal-Mart in the first half of 1996 from the November 30, 1995 inventory and the Company's continuing efforts to effectively manage inventory levels.

Borrowing Facilities Effective as of August 31, 1996, the Company entered into an amendment to its existing revolving credit facility with BankAmerica Business Credit, Inc. ("BABC") for loans and letters of credit (the "Revolving Facility"). The amendment provides for, among other things, (i) an extension of the term of the Revolving Facility for an additional three years to November 30, 1999, (ii) a reduction in the maximum amount available for aggregate loans and letters of credit at any time from $75 million to $50 million, (iii) an increase in the maximum amount of aggregate loans permitted to be outstanding at any time from $10 million to $20 million and (iv) a reduction in the minimum Adjusted Tangible Net Worth (as defined in the Revolving Facility) required to be maintained under the Revolving Facility, with a restriction on the payment of cash dividends on the

Company's Series B Cumulative Convertible Preferred Stock and a reduction in the amount of the available Borrowing Base (as defined in the Revolving Facility) if the Company's Adjusted Tangible Net Worth falls below certain thresholds.

Convertible Debentures The $50 million Debentures are convertible into shares of the Company's Common Stock at a conversion rate of $12.30 per share and are redeemable by the Company at any time, initially at a specified premium to par, declining to par for redemptions on or after November 30, 2000.

Share Exchange Transaction On April 9, 1996, the Company's shareholders approved the exchange (the "Share Exchange Transaction") of all of the issued and outstanding shares of the Company's Series A Cumulative Convertible Preferred Stock, stated value $100 per share ("Series A Preferred Stock"), and all accrued and unpaid dividends thereon for (i) 1,000,000 shares of a new series of preferred stock to be issued by the Company, entitled Series B Cumulative Convertible Preferred Stock, stated value $100 per share ("Series B Preferred Stock"), plus (ii) an additional number of shares of Series B Preferred Stock equal to the dollar amount of accrued and unpaid dividends in respect to the Series A Preferred Stock through the closing of the Share Exchange Transaction. The Share Exchange Transaction was completed on April 12, 1996 and, as a result, Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all the Series A Preferred Stock, was issued 1,107,902 shares of Series B Preferred Stock and the Series A Preferred Stock was retired.

     The terms of the Series B Preferred Stock provide for, among other things,
(i) the elimination of the mandatory redemption feature of the Series A Preferred Stock (including the initial $35 million mandatory redemption obligation, plus accrued and unpaid dividends on the Series A Preferred Stock, in August 1996), (ii) a reduction in the conversion price from $10.00 to $6.75 per share and (iii) the voting of shares of Series B Preferred Stock (on an as converted basis) together with shares of the Company's Common Stock on all matters, including the election of directors. The coupon rate of 7.5% per annum for dividends with respect to the Series B Preferred Stock remains unchanged from that of the Series A Preferred Stock. During the fiscal year ending November 30, 1996, the Company is entitled, at its option, to pay dividends on the Series B Preferred Stock in either additional shares of Series B Preferred Stock or in cash. Thereafter, dividends on the Series B Preferred Stock will be payable only in cash. The Company elected to pay the dividends of $1.1 million and $2.1 million due on May 31 and August 31, 1996, respectively, in additional shares of Series B Preferred Stock.

Short and Long-Term Liquidity The short-term and long-term liquidity of the Company is contingent primarily on the Company's future operating results and certain other factors. The Company believes that its present funding sources are sufficient to sustain the Company's anticipated short-term and long-term liquidity needs. These needs are based on a number of factors including the size of the business and related working capital needs, the extent of the international subsidiaries' funding requirements, and the level of domestic operating costs. In the event that the Company's future operating results fall below management's expectations, additional sources of working capital funding may be necessary and difficult to obtain.

FUTURE OUTLOOK
--------------------------------------------------------------------------------

     At September 30, 1996, the Company had a combined domestic and international order backlog of $49.0 million, $16.7 million of which is scheduled to ship in the October and November period and $24.5 million of which is scheduled to ship in the first quarter of fiscal 1997. The combined backlog at September 30, 1995 was $108.2 million, $38.0 million of which was scheduled to ship in the October and November 1995 period and $58.1 million of which was scheduled to ship in the first quarter of fiscal 1996.

     The lower backlog at September 30, 1996 is primarily due to (i) the inclusion in the September 30, 1995 backlog of the then-remaining balance ($43.7 million) of Wal-Mart's $80 million minimum purchase commitment for fiscal 1995,
(ii) an approximate $7.8 million decrease in orders for children's lighted product and (iii) reduced "futures" orders for the Company's adult products. Children's lights as a percentage of the total September 30, 1996 and 1995 backlog, excluding Wal-Mart orders, were 29.8% and 32.2%, respectively. The Company's agreement with Wal-Mart does not provide for the sale of L.A. Gear lighted footwear products to Wal-Mart. Wal-Mart is not subject to any minimum purchase commitment for fiscal 1996. The combined backlog at September 30, 1996 includes $5.4 million for Wal-Mart.

     Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at-once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments. Management believes, however, that it is unlikely that the Company will be able to generate a sufficient volume of "at-once" orders in its fourth quarter to produce operating income for such period or for fiscal 1996.

     In the first nine months of fiscal 1996, the Company's operating expenses have declined from $97.5 million to $65.5 million, while the Company's net sales have declined from $242.8 million to $170.6 million, from the comparable prior year period. The Company is reviewing strategic, marketing and operational alternatives for (i) generating increased revenues and (ii) bringing the Company's operating expenses in line with its sales base, each of which is necessary for the Company to be able to effectively compete in an intensely competitive and consolidating branded athletic footwear industry. Although no specific actions have been determined, the Company believes that it is likely that additional charges (which could be material) will be incurred in the fourth quarter in connection with these efforts.

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
------   -----------------

   -     Not applicable.

ITEM 2 - CHANGES IN SECURITIES
------   ---------------------

   -     Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
------   -------------------------------

   -     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

   (a) The Annual Meeting of Shareholders of the Company was held on June 11, 1996.

   (b)   Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

   (c) (i)     PROPOSAL ONE:  Election of Directors:

                                             For       Withheld
                                          ----------   --------
               William L. Benford         36,208,465    487,180
               Walter C. Bladstrom        36,281,908    413,737
               Allan E. Dalshaug          36,250,893    444,652
               Willie D. Davis            36,279,862    415,783
               Stanley P. Gold            36,285,865    409,780
               Stephen A. Koffler         36,266,485    429,160
               Ann E. Meyers              36,263,551    432,094
               Clifford A. Miller         36,263,551    432,094
               Robert G. Moskowitz        36,255,355    440,290
               Vappalak A. Ravindran      36,274,972    420,673

   (c)(ii) PROPOSAL TWO: Approval of an amendment to the Company's 1992 Stock Option Plan for Eligible Nonemployee Directors to provide for the granting of options to purchase Common Stock to members of the Company's Board of Directors in lieu of any cash compensation for their services on the Board:

               For:          35,328,646
               Against:       1,178,999
               Abstain:         187,549

   (c)(iii) PROPOSAL THREE: Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending November 30, 1996:

               For:          36,378,264
               Against:         197,241
               Abstain:         120,139

   (d)   Not applicable.

ITEM 5 - OTHER INFORMATION
------   -----------------

   -     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

     (a)  Exhibits:

               10.1 Employment Agreement, dated as of August 26, 1996, between Bruce W. MacGregor and the Company.

               27     Financial Data Schedule.


     (b)  Reports on Form 8-K:

               Not applicable.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    October 15, 1996                  L.A. GEAR, INC.
        ---------------------



                                            By:  /s/ William L. Benford
                                                 -------------------------------
                                                 William L. Benford
                                                 President and
                                                 Chief Operating Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                      Document                   Page No.
-----------      ----------------------------------------   --------

  10.1           Employment Agreement, dated as of August
                 26, 1996, between Bruce W. MacGregor and
                 the Company.                                 20

  27             Financial Data Schedule.                     32
