Form 10-K
period 1996-11-30
LA GEAR INC
filed 1997-02-28
CIK 793937

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from _________________ to _________________

                            Commission file number 1-10157

                                   L.A. GEAR, INC.

                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                 CALIFORNIA                           95-3375118
(STATE OR OTHER JURISDICTION OF INCORPORATION    (I.R.S. EMPLOYER OR
                ORGANIZATION)                    IDENTIFICATION NUMBER)




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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.
  YES  X  NO ________________________________________________
     ---

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

    AS OF FEBRUARY 21, 1997, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE COMPANY HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $40,909,761 BASED UPON THE CLOSING SALES PRICE OF THE COMMON STOCK ON THAT DATE. VOTING STOCK INCLUDES THE SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK.

    NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF FEBRUARY 21, 1997: 22,958,070.

    DOCUMENTS INCORPORATED BY REFERENCE:  (A)  THE ANNUAL REPORT TO
SHAREHOLDERS FOR THE YEAR ENDED NOVEMBER 30, 1996 HAS BEEN INCORPORATED BY REFERENCE PARTIALLY IN PART II HEREOF, AND (B) THE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS HAS BEEN INCORPORATED BY REFERENCE PARTIALLY IN
PART III HEREOF.

                                   L.A. GEAR, INC.
                                  Table of Contents
                              Annual Report on Form 10-K
                     For the Fiscal Year Ended November 30, 1996



Part I         Page
------         ----

     Item 1.   Business                                                       1
     Item 2.   Properties                                                     9
     Item 3.   Legal Proceedings                                              9
     Item 4.   Submission of Matters to a Vote of Security Holders           11

Part II
-------

     Item 5.   Market for the Registrant's Common Stock and Related
                Stockholder Matters                                           *
     Item 6.   Selected Financial Data                                        *
     Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           *
     Item 8.   Financial Statements and Supplementary Data                    *
     Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          12



Part III
--------

     Item 10.  Directors and Executive Officers of the Registrant            **
     Item 11.  Executive Compensation                                        **
     Item 12.  Security Ownership of Certain Beneficial Owners               **
                and Management
     Item 13.  Certain Relationships and Related Transactions                **



Part IV
-------

     Item 14.  Exhibits, Financial Statement Schedules and Reports           15
                on Form 8-K


Signatures                                                                   26


* Information incorporated by reference to L.A. Gear's 1996 Annual Report to Shareholders (the "Annual Report to Shareholders"), a copy of which is filed as Exhibit 13.1 to this report.

** Information incorporated by reference to L.A. Gear's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed with the commission within 120 days of the end of the fiscal year covered by this report.

                                        PART I
                                        ------

                           INFORMATION CONCERNING L.A. GEAR

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS REPORT. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS".


ITEM 1.   BUSINESS

GENERAL

     L.A. Gear, Inc. (L.A. Gear, Inc. and its subsidiaries are collectively referred to herein as "L.A. Gear" or the "Company") is a California corporation that was organized on February 7, 1979. L.A. Gear consists of a holding company that, through its principal subsidiary, L.A. Gear California, Inc., designs, develops and markets a broad range of quality athletic and lifestyle footwear for adults and children worldwide.

     According to a report published in SPORTING GOODS INTELLIGENCE on January 27, 1997, Nike and Reebok collectively had over 59% of the United States branded athletic footwear market in 1996, with L.A. Gear ranking ninth with approximately a 2% domestic market share. While certain of its products compete directly with Nike and Reebok, L.A. Gear seeks to differentiate itself by focusing on its heritage as a women's and children's brand, offering innovative, high-quality, fashionable footwear.

     L.A. Gear's greatest future challenge is to increase sales and margins in an intensely competitive and consolidating branded athletic footwear industry. To address this challenge and in light of continuing operating losses, the Company has adopted a branding, sub-branding and co-labeling strategy for its 1997 product lines aimed at (i) building on existing brand success with products such as children's lighted footwear and elevating the integrity of its women's athletic product and (ii) introducing new brands to penetrate additional market
segments.    Each brand, sub-brand and co-label will have new packaging and point-of-sale materials that distinguish it to consumers and retailers. Also, the Company's non-athletic, casual adult product line has been significantly reduced for 1997 and certain other products have been discontinued.

     In addition, the Company adopted a cost reduction plan in November 1996, aimed at bringing operating expenses in line with its anticipated sales base. The plan primarily consists of the following key elements: (i) an approximately 52% reduction in the Company's full-time domestic workforce (from approximately 314 to 150 employees); (ii) reduction of corporate overhead through space consolidation at the Company's Santa Monica, California headquarters and at its Ontario, California distribution center; and (iii) a consolidation and restructuring of the Company's European operations, including, where appropriate, servicing the Company's European customers through independent distributors rather than through direct subsidiaries.

     These actions are in addition to the cost reduction measures taken by the Company in 1995, which reduced operating expenses by approximately $40 million on an annualized basis. Such measures included a 30% reduction in the Company's workforce in September 1995, the closure of its retail outlet store division, the elimination of underutilized sponsorships and licenses, in-house production of sales catalogs, simplification of customer discount programs and office space consolidation.

SENIOR MANAGEMENT

     In November 1996, the Company announced that William L. Benford, President and Chief Operating Officer, was resigning as an officer of the Company to join Shamrock Capital Advisors, Inc. ("SCA") in early February 1997. SCA is the financial advisor to Trefoil Capital Investors, L.P., the largest beneficial owner of the Company's stock. Effective November 26, 1996, Bruce W. MacGregor assumed Mr. Benford's duties on an interim basis and was confirmed as President and Chief Operating Officer in February 1997. Mr. MacGregor previously served as Vice President-Marketing at Avia International and Co-Founder, President and Chief Executive Officer of Deja Shoe, before joining the Company as a consultant in February 1996 and being promoted to Senior Vice President-Product Marketing in August 1996. Mr. Benford will continue to serve on the Company's Board of Directors. In addition, Victor J. Trippetti was promoted to the position of Senior Vice President and Chief Financial Officer. Also as part of the Company's 1996 cost reduction plan, Tracey Doi, former Vice President and Controller, left the Company in January 1997 to pursue other opportunities, and Thomas Larkins, Senior Vice President and Chief Administrative Officer, will be leaving the Company during fiscal 1997 following his completion of certain projects. See Item 10 "- Directors and Executive Officers of the Registrant".

PRODUCTS

     In 1996, the women's footwear collection sought to fill the gap between casual and strictly performance footwear at retail prices designed to make the brand attractive to both style and value conscious consumers. Product offerings were divided into three categories: L.A. Fitness included cross-training and walking shoes offering quality, comfort and attractive styling at affordable prices; L.A. Basics featured carryovers of longtime L.A. Gear favorites and fresh interpretations of time-honored classics for casual wear; L.A. Style provided interpretations of contemporary athletic/outdoor inspired fashion footwear featuring unique combinations of fabrics and textures to convey a sport/casual look. In the women's product line for Fall 1997, L.A. Gear will offer more athletically oriented footwear to women by introducing ABS+-TM-, a line of athletic footwear that will reposition the L.A. Gear brand in the fitness and crosstraining categories. The ABS+-TM- co-label will feature functional, technically-enhanced athletic footwear, incorporating polyurethane covered rollers in the heel and forefoot that create an enhanced cushioning system.

     The Company continues to seek to expand its significant presence in the under 12 year old segment of the athletic footwear market through innovation and styling in both its lighted and non-lighted footwear product categories. Sales of children's lighted product represented 57.4% of total children's sales in 1996. In fiscal 1996, the Company introduced NEONZ-TM-, which uses an electro-luminescent lighting system to emit glowing beams of light on the shoes uppers, and Graf/x-TM-, a temperature sensitive collection allowing children to change the color of the uppers, reveal a pattern or personalize their footwear by writing on it. In addition, sales of Graf/x -TM- were disappointing due to a lack of understanding of the product at the retail level and this product category has now been discontinued. The Company's Street Hockey product category, launched in 1995, was discontinued in 1996.

     To build on the success of its children's lighted technology, in 1997 L.A. Gear will consolidate its lighted product offerings under the L.A. Lights-Registered Trademark- umbrella to increase brand awareness. The sub-brand encompasses the ever-popular diode lights on the uppers and bottoms of kids shoes, offered in the Fall 1997 line as Lites-TM- by L.A. Gear, and NEONZ-TM-. L.A. Gear will also introduce two new lighted technologies for Fall 1997 under the L.A. Lights-Registered Trademark- umbrella, including Lazerlites-TM-, utilizing fiber optic technology in the form of motion-sensitive shoe laces, and Faderz-TM-, optimizing diode lights that feature a fading system on the bottoms.

     In 1997, the Company believes that, by creating brands outside of the L.A. Gear umbrella, it can branch out and target a demographic group that remains elusive in today's fast changing footwear marketplace. Recognizing the impact teenagers have on fashion trends and purchase decisions, in Fall 1997 L.A. Gear will unveil Digit 3-TM-, a brand of alternative, street-smart shoes featuring chunky outsoles and fun color combinations with a strong influence from the skate and snowboard trend. Digit 3-TM- will have a suggested retail price point of $55 and will be marketed to the 13 to 24-year-old fashion-conscious male and female consumer. In addition, in Fall 1997, the Company will launch Mongo-TM-, an aggressive, hard-core style shoe featuring fat snowboard-inspired outsoles with soft, supple suede uppers in rich hues (already being sold by the Company in Europe under the Fatmox brand). Mongo-TM- is a fashion lifestyle footwear for trend-setting men and women who strive for individuality and non-conformity.

     The Company's streamlined men's line offered stylish athletic and outdoor looks in 1996. The focus for the men's line was on comfort and styling at affordable prices. The men's line in 1997 will be further streamlined and continue to emphasize comfort and affordability.

     Approximately 98% of L.A. Gear's footwear styles available domestically in 1996 carried a suggested retail price below $50 in line with L.A. Gear's strategy to provide value priced footwear. The 1997 product lines will continue to offer quality footwear at affordable prices.

MARKETING

     Advertising, promotional and merchandising activities are the principal elements in L.A. Gear's selling and marketing strategies. L.A. Gear's marketing plan focuses on the women's and children's markets. The principal components of its advertising efforts in 1996 consisted of a worldwide print advertising campaign aimed at women's fashion publications such as COSMOPOLITAN, GLAMOUR, MADEMOISELLE, SELF, ELLE, SEVENTEEN and SHAPE, as well as children's television commercials, featuring L.A. Gear's new NEONZ-TM- and GRAf/x-TM- children's footwear collections, airing on Fox, Nickelodeon and the Cartoon Network. Participation in major international, national and regional sporting goods and footwear trade shows is also an important part of L.A. Gear's sales, marketing and promotional activities. The trade shows are an opportunity to reinforce the Company's brand image and generate sales with existing customers and attract new customers. In fiscal 1997, the Company will market its products through a combination of print and television campaigns and will continue to participate in international, national and regional sporting goods and footwear trade shows. Increased emphasis will be placed on retail support marketing programs, including in-store point-of-sale materials, to help differentiate the Company's products in retail outlets.

     As part of a change in its marketing emphasis, the Company has allowed almost all of its endorsement contracts with professional athletes and others to expire, and in some cases, including Universal Studios Hollywood, contracts have been terminated.

     L.A. Gear believes that enhancing brand recognition through the use of distinctive, readily identifiable trademarks and logos is an important factor in
(i) creating a market for its products, (ii) distinguishing its products from the products of others in a very competitive market place and (iii) licensing its trademarks for non-footwear products. The Company's future marketing programs offered will reflect the reduction in the level of the Company's operations.

DISTRIBUTION AND SALES

     L.A. Gear's footwear products are sold in the United States to approximately 2,500 accounts that include department, shoe, sporting goods and athletic footwear stores, mass market department stores and mass merchandisers. L.A. Gear supports retailer sell-through to consumers with design-specialized point-of-sale displays and giveaway items. In fiscal 1996, L.A. Gear sold its footwear products domestically through its direct employee sales force. As a result of the restructuring in November 1996, the Company will sell its products through a combination of its sales management team and independent sales agents in fiscal 1997. Also in 1997, the Company will implement its strategy of segmenting its products between its tiers of distribution for its Fall 1997 product line. The Company will offer its newest technologies and brands to upper tier distribution channels while continuing to offer its basic lines to all distribution outlets.

     Internationally, L.A. Gear's footwear products were sold in approximately 50 countries, primarily through independent distributors, wholly owned subsidiaries and its Far East joint venture with Inchcape Pacific Limited ("Inchcape"). Effective September 30, 1996, the Company's Far East joint venture was terminated and in fiscal 1997 the Company's products will be sold in the Far East through independent distributors. See "- International Sales".

     The following table sets forth certain information regarding the Company's net sales.




                                                                      NET SALES
                                        ----------------------------------------------------------------------
                                               1996                        1995                     1994
                                            $            %          $             %          $             %
  (DOLLARS IN THOUSANDS)

  DOMESTIC FOOTWEAR
      CHILDREN'S                        $  74,981       38%      $ 107,570       36%      $ 165,460       40%
      WOMEN'S                              38,362       20          46,422       16          63,218       15
      MEN'S                                20,430       10          35,842       12          67,186       16
  OTHER                                     2,282        1           2,659        1           1,721        1
                                        ---------      ---        --------      ---        --------      ---
      TOTAL DOMESTIC NET SALES            136,055       69         192,493       65         297,585       72
  INTERNATIONAL FOOTWEAR AND OTHER         60,393       31         104,058       35         118,381       28
                                        ---------      ---        --------      ---        --------      ---
      TOTAL NET SALES                   $ 196,448      100%      $ 296,551      100%      $ 415,966      100%
                                         ========      ===        ========      ===        ========      ===



     In fiscal 1996 and 1995, sales to Wal-Mart accounted for 17.1% and 15.3%, respectively, of L.A. Gear's net sales. In 1994, no customer individually accounted for 10% or more of L.A. Gear's net sales. L.A. Gear's five largest customers worldwide, in the aggregate, accounted for approximately 31.6%, 27.8% and 26.8% of L.A. Gear's net sales in fiscal years 1996, 1995 and 1994, respectively.

ORDERING PROGRAMS

     L.A. Gear has a combination of "at once" and "futures" ordering programs. In contrast to an "at once" ordering program, in which shoes are shipped in immediate response to the placement of orders, a formal "futures" ordering program requires retailers and international distributors to place orders from four to six months in advance of delivery. The "futures" program therefore reduces L.A. Gear's need to purchase inventory in anticipation of customer demand. To encourage "futures" orders, L.A. Gear offers certain discounts and incentives, subject to minimum order requirements. L.A. Gear's goal is to achieve a balance between its "futures" and "at once" programs in which the "at once" program is used primarily for "fill-in" orders and for products that remain relatively unchanged from season to season, while the "futures" program is used for new introductions. The mix of "futures" and "at once" orders varies significantly from quarter to quarter and year to year and, therefore, current "futures" order levels are not necessarily indicative of sales for subsequent periods. See "- Inventory Levels".

INTERNATIONAL SALES

     Internationally, in fiscal 1996, L.A. Gear's products were sold through (i) its subsidiaries, which sell in The Netherlands, Luxembourg, Belgium, Germany, Austria, Ireland, United Kingdom, Italy, France and Mexico, and (ii) independent distributors. Prior to October 1996, the Company also sold goods through L.A. Gear (Far East) Limited, its joint venture with Inchcape, in selected Far East markets, including Hong Kong, Singapore, Malaysia, Indonesia, Thailand, Taiwan and The People's Republic of China. The joint venture was terminated on September 30, 1996 by mutual agreement.

     By selling through its foreign subsidiaries, L.A. Gear realizes a wholesale margin on the sale to the retailer that is greater than that on sales to independent distributors. In fiscal years 1996, 1995 and 1994, sales to L.A. Gear's foreign subsidiaries' customers represented 19.7%, 20.6% and 12.6%, respectively, of L.A. Gear's consolidated net sales. Although L.A. Gear realizes higher margins on sales made by its subsidiaries, it also incurs greater operating costs, including the cost of holding inventory. In addition, L.A. Gear is increasingly exposed to the other customary risks of doing business abroad. See "- Manufacturing" and "- Trade Legislation". As part of its November 1996 restructuring, the Company has decided to service its customers in the Netherlands, Luxembourg, Germany, Austria and Italy through independent distributors rather than its subsidiaries in fiscal 1997. Segment information in regard to geographical areas and export sales are included in "Note 17 - Segment Information" in the Notes to Consolidated Financial Statements, which are incorporated by reference in Item 8 of this report, "- Financial Statements and Supplementary Data".

     L.A. Gear's international operations are subject to currency fluctuations over which it has no control. L.A. Gear enters into forward exchange contracts, with terms of less than one year, to offset the effects of exchange rate changes on cash flow exposures denominated in foreign currencies. These exposures are primarily repayments of U.S. dollar denominated liabilities by L.A. Gear's foreign subsidiaries. These contracts are marked to market, and realized and unrealized gains and losses are recognized in the consolidated statement of operations.

MANUFACTURING

     L.A. Gear's footwear is manufactured to its specifications by independent producers located primarily in The People's Republic of China, Indonesia, Portugal and Mexico. During fiscal 1996, manufacturers located in these countries supplied 81%, 16%, 2% and 1%, respectively, of total pairs of footwear purchased by L.A. Gear. A large percentage of L.A. Gear's product is currently developed and produced in China because of the technical complexity of the product. The Company commenced manufacturing in Mexico in fiscal 1996 for sales in that market as a result of high duty rates imposed on imported footwear products. See "-Trade Legislation".

     L.A. Gear selects its footwear manufacturing plants based upon its ability to realize procurement efficiencies, achieve product quality objectives and lower product costs. In addition, since 1992, L.A. Gear has engaged an affiliate of Pentland Group plc ("Pentland") to act as its sourcing agent in the Far East. Also, the Company has retained BBC International, Ltd. ("BBC") as its sourcing agent for lighted footwear. The responsibilities of the sourcing agent include inspecting finished goods prior to shipment by the manufacturer, supervising development, production and management and facilitating the shipment of goods from foreign ports. All manufacturing of footwear is performed in accordance with specifications furnished by L.A. Gear, subject to quality control standards that include the right to reject products that do not meet such specifications. Pentland and BBC provide similar sourcing services to other footwear companies. Failure to maintain satisfactory relationships with these sourcing agents could require the Company to either source its products directly with the factories or to secure new sourcing agents for its products which, if it is unable to do, could cause a material delay in the timely fulfillment of the Company's product orders.

     The principal materials used in L.A. Gear's footwear products are leather, rubber and synthetic fabrics. L.A. Gear's suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. Although L.A. Gear's suppliers have thus far experienced little difficulty in satisfying their raw materials requirements, a loss of supply of any one of the major component materials could temporarily disrupt production.

     The footwear products imported into the United States by L.A. Gear are subject to customs duties. Under the Harmonized Tariff System, duties on the footwear products imported by L.A. Gear range from 6% to 48.5% of production costs (plus a unit charge in some cases of approximately 90 cents). Duty rates depend on the construction and gender of the shoe, as well as whether the principal component is leather or other materials. In fiscal 1996 and 1995, these duties averaged approximately 12.0% and 10.2%, respectively, on the cost of L.A. Gear's footwear. L.A. Gear is unable to predict whether additional United States customs duties may be imposed upon the importation of its products in the future.

     As a result of L.A. Gear's use of foreign manufacturing facilities, L.A. Gear is subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability. To date, these factors have not had a material adverse impact on L.A. Gear's operations.

     L.A. Gear has no long term contracts with manufacturing facilities and competes with other shoe companies, such as Nike, Reebok, Fila, adidas and Stride Rite, for production capacity. Management believes that its present sources of supply are adequate and that, if existing production capacities become unavailable or inadequate, or fail to manufacture products consistent with the Company's standards, L.A. Gear has the ability to develop alternative sources over time for the footwear obtained from its current producers. L.A. Gear's operations could, however, be materially and adversely affected by a substantial delay in locating alternative sources of production. See "-Trade Legislation".

     Although all of L.A. Gear's inventory purchases (and the prices of most of the raw materials used in the manufacture of its products) are denominated in U.S. dollars, L.A. Gear's product costs, pricing structure and profit margins depend, in part, on the currency exchange rates between the United States and the countries where its products are manufactured. The currencies of these countries have, from time to time, increased in value against the U.S. dollar and may experience further increases in the future as a result of various economic and political factors. Although L.A. Gear believes that such fluctuations in exchange rates have not had a material impact on its operations to date, such fluctuations could, depending upon their extent and duration, materially increase L.A. Gear's future cost of goods, resulting in higher product prices or lower profits unless alternative manufacturing arrangements can be implemented.

INVENTORY LEVELS

     Inventory decreased from $51.7 million (5.7 million pairs) at November 30, 1995 to $32.8 million (3.8 million pairs) at November 30, 1996. This reduction resulted primarily from a reduced level of operations, an increase in inventory reserves at November 30, 1996 compared to November 30, 1995 and L.A. Gear's continuing efforts to effectively manage inventory levels. L.A. Gear continually monitors its inventory levels and, when necessary, reduces excess inventory primarily through utilization of selected segments of the mass market discount channel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Liquidity and Capital Resources - Inventory", which is incorporated by reference in Item 7 of this report.

TRADEMARKS AND PATENTS

     L.A. Gear regards its intellectual property as being one of its most valuable assets. It is the policy of L.A. Gear to defend vigorously its trademarks and patents against infringement to the fullest extent practicable under the laws of the United States and other countries in which its products are manufactured or sold. L.A. Gear-Registered Trademark- and L.A. Lights-Registered Trademark- are federally registered trademarks of L.A. Gear in the United States. L.A. Gear-Registered Trademark- is also a registered trademark in 101 foreign countries for footwear, apparel and other products. L.A. Gear has numerous other trademarks that are registered in the United States, many of which are also registered in foreign countries. L.A. Gear has more than 450 foreign trademark registrations and more than 170 foreign trademark applications pending.

     L.A. Gear has obtained utility and design patents for numerous footwear technologies and ornamental aspects of its shoes, and it has numerous patent applications pending for other footwear technologies and designs. L.A. Gear has also acquired licensed rights for certain footwear technologies and trademarks from third parties for use in its products. See "Item 3 - Legal Proceedings" for a description of certain pending legal actions related to the Company's intellectual property rights.

EMPLOYEES

     At November 30, 1996, L.A. Gear had 314 full-time domestic and 99 full-time international employees, compared to 369 full-time domestic and 140 full-time international employees at November 30, 1995. In December 1996, pursuant to the Company's cost reduction plan, 164 full-time domestic employees were laid off, reducing the domestic work force to 150 employees. L.A. Gear's employees are not covered by any collective bargaining agreements, and L.A. Gear considers its current relations with its employees to be satisfactory.

SEASONALITY

     L.A. Gear believes that sales of its footwear products tend to be seasonal in nature, with the highest level of sales generally occurring in the third quarter of its fiscal year (representing shipments for the Back-to-School season). L.A. Gear also offers, on a continuing basis, new products specifically designed for a Spring season (which ship in the second fiscal quarter), a Back-to-School season and a limited Holiday season (which ship in the fourth fiscal quarter).

BACKLOG

     L.A. Gear had a combined domestic and international order backlog of $46.5 million and $88.0 million at December 31, 1996 and 1995, respectively. The lower backlog at December 31, 1996 is primarily due to (i) the inclusion in the December 31, 1995 backlog of the then-remaining balance ($29.5 million) of Wal-Mart's $80 million minimum purchase commitment for fiscal 1995 (the December 31, 1996 backlog includes $5.5 million for Wal-Mart) and (ii) an approximate $12.0 million decrease in orders for children's lighted product. Children's lights as a percentage of the total December 31, 1996 and 1995 backlog, excluding Wal-Mart orders, were 28.0% and 40.2%, respectively. The Company's agreement with Wal-Mart does not provide for the sale of L.A. Gear lighted footwear products to Wal-Mart. Wal-Mart was not subject to any minimum purchase commitment for fiscal 1996 and is not subject to any minimum purchase commitment for fiscal 1997.

     Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at once" orders. See " - Ordering Programs". Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments. Although orders are generally not cancelable by their terms, in the past the Company has, at its option in exceptional circumstances, allowed orders to be canceled by customers.

COMPETITION

     The athletic and athletic-style footwear industry is highly competitive in the United States and on a worldwide basis. L.A. Gear's competitors include both specialized athletic shoe companies and companies with diversified footwear product lines. The principal elements of competition in the athletic and athletic-style footwear market include brand awareness, product quality, performance, design, pricing, marketing and distribution. L.A. Gear's products compete primarily on the basis of recognition of L.A. Gear's trademarks, innovative design, value, quality, fashion, style and incorporation of the latest technological advances. L.A. Gear's primary competitors in domestic and international athletic and athletic-style markets -- Nike, Reebok, Fila, adidas and Stride Rite -- are more established and have greater financial, distribution and marketing resources, as well as greater brand awareness, than L.A. Gear. According to a report published in SPORTING GOODS INTELLIGENCE on January 27, 1997, Nike and Reebok collectively had over 59% of the United States branded athletic footwear market in 1996, with L.A. Gear ranking ninth with approximately 2% of domestic market share.

     The casual and lifestyle footwear market is also highly competitive but is more fragmented than the athletic and athletic-style footwear market. L.A. Gear faces competition from a number of companies that produce and market casual footwear products (including other marketers of athletic and athletic-style footwear that also compete in the casual footwear market). The principal elements of competition in the casual footwear market are similar to those in the athletic footwear market and include brand identity, price, product quality, fashionable designs, product marketing and distribution.

     The intensity of the competition faced by L.A. Gear, as well as the rapid changes in fashion, technology and consumer preferences that can occur in the footwear markets, are significant risk factors in L.A. Gear's operations. There can be no assurance that L.A. Gear will be able (i) to respond in a timely manner to changing consumer preferences, (ii) to maintain or increase the current share of the total athletic and casual footwear markets that L.A. Gear has established to date, or (iii) to penetrate new markets.

TRADE LEGISLATION

     The Company's practice of overseas manufacturing to specification, with subsequent importation into the United States, exposes it to the possibility of product supply disruptions and increased costs in the event of administrative developments adverse to continued trade or the enactment of protectionist legislation.

     The "Special 301" provision of the Trade Act of 1974, as amended, requires the United States Trade Representative ("USTR") to determine whether the acts, policies and practices of foreign countries deny adequate and effective protection of intellectual property rights or fair and equitable access for U.S. persons who rely on intellectual property protections. Special 301 was amended in the Uruguay Round Agreements Act, effective January 1, 1995, to state specifically that a country can be found to deny adequate and effective intellectual property protection even if it is in compliance under the World Trade Organization Agreement on Trade-Related Aspects of Intellectual Property Rights.

     Special 301 provisions require the identification of countries that fail to provide the rights of access described in its provisions. On April 30 1996, the USTR identified China as a "priority foreign country" under the Special 301 intellectual property protection provision for failure to implement the bilateral Intellectual Property Rights ("IPR") Enforcement Agreement with the United States, signed in February 1995. The Clinton Administration found that China's enforcement efforts continue to fall short of the requirements of the Agreement. Although the Clinton Administration decided to focus on China's compliance under the current bilateral Agreement, rather than to initiate a new investigation under Special 301, trade sanctions for non-compliance with Special 301 can be imposed at any time pursuant to a decision by the USTR that China is not satisfactorily implementing the Agreement. Indeed, the United States threatened sanctions on May 15, 1996, though an agreement reached between the two governments led the USTR to drop the sanctions threat on June 17, 1996.

     Also on April 30, 1996, the USTR placed eight U.S. trading partners on the
Special 301 "priority watch list":   Argentina, the European Union, Greece,
India, Indonesia, Japan, Korea and Turkey. It committed itself to conducting "out-of-cycle" reviews of El Salvador, Italy, the Philippines, Paraguay, Russia, Saudi Arabia and Thailand. On the same date, the USTR placed twenty-five countries on the "watch-list": Australia, Bahrain, Brazil, Canada, Chile, Columbia, Costa Rica, Ecuador, Egypt, El Salvador, Guatemala, Italy, Kuwait, Oman, Pakistan, Paraguay, Peru, the Philippines, Poland, the Russian Federation, Saudi Arabia, Singapore, Thailand, the UAE and Venezuela.

     The Company is unable to predict whether the United States will retaliate against any of these countries for their practices or whether such retaliation will result in increases in cost, or reductions in supply, of footwear generally, or the Company's footwear in particular. The Company can report, however, that the United States announced on April 30, 1996, that it would invoke World Trade Organization ("WTO") dispute settlement procedures with respect to the intellectual property protection practices of Portugal, India, Pakistan and Turkey. The USTR charged that these countries did not live up to the obligations of the WTO Trade-Related Aspects of Intellectual Property Rights.

     In March 1994, the European Union ("EU") imposed quotas that restrict the importation into the EU of footwear manufactured in China. Two of the shoe quotas were eliminated in March 1995. In June 1996, the EU increased by 2% the number of pairs of footwear admissible in 1997 under the remaining quotas. It also opened up the 1997 quotas seven months early. In the past, these quotas have limited imports of the Company's products manufactured in China into the EU countries. The Company has not suffered significant adverse effects as a result of the quotas to date, and expects that it could benefit from the increased quota figures in 1997. The Company is not aware of any other significant proposed changes to the EU's quotas. In addition, antidumping complaints filed by various European footwear manufacturers in the EU against footwear imported from China, Indonesia and Thailand are pending before EU authorities. The Company is unable to predict whether these or other antidumping complaints in the EU will lead to the imposition of duties on any of the Company's footwear imports or whether such duties, if imposed, would significantly limit imports of the Company's products into the EU countries.

     In addition, extension of "most favored nation" ("MFN") status for China must be approved by the President so that Chinese exports to the U.S. may continue to have favorable duty rates. China's MFN status was renewed in 1996 without any linkage to areas of U.S. concern, such as human rights and weapons proliferation. If it is not renewed in 1997, the Company would be required to seek alternative sources for the footwear it now obtains from producers in China. The Company's operations could, however, be materially and adversely affected by a substantial delay in locating such alternative sources of production.

     A number of developments have affected L.A. Gear's business in Mexico over recent years and will continue to affect it in the future. In November 1993, Mexico issued a final antidumping order imposing duties on footwear imported from China. The final order imposed a duty of varying rates depending on the type of footwear imported. These duties were not applicable to L.A. Gear's imports of footwear from China, which met a "minimum normal value" requirement, until August 1994, when changes in the relevant tariff classifications resulted in the imposition of duties of 232% and 323% on certain of L.A. Gear's imports. In August 1994, Mexico modified its certificate of origin requirements by instituting, among other changes, particularly stringent procedural requirements for imports of footwear from non-GATT countries, including China. Although these procedures and other regulations limit L.A. Gear's ability to import certain footwear from China into Mexico, the certificate of origin requirements do not apply to other footwear imported by L.A. Gear because such footwear qualifies for an exemption based on its price. In December 1994, L.A. Gear filed a petition with the Ministry of Commerce requesting a review of the antidumping duties, and subsequently filed additional materials in support of the petition. In August 1996 the Ministry of Commerce issued a preliminary resolution confirming the dumping duties imposed in 1993. In January 1997, a public hearing on the matter was held. L.A. Gear is presently unable to determine whether its petition ultimately will result in the elimination or lowering of antidumping duties on products that L.A. Gear sells in the Mexican market.


ITEM 2.   PROPERTIES

     L.A. Gear's worldwide headquarters are located in a 97,000 square foot leased facility in Santa Monica, California. The lease for the Santa Monica facility expires in October 2002 and L.A. Gear has the option to extend such term for two additional periods of five years each. L.A. Gear has subleased approximately 23,000 square feet of this facility in connection with its 1995 consolidation efforts and is trying to sublease an additional 44,000 square feet associated with its 1996 restructuring.


     L.A. Gear's warehouse and distribution operations occupy approximately 410,000 square feet in two leased locations in Ontario, California. These leases expire in June 1999 and L.A. Gear has options to extend each lease term for an additional five years. L.A. Gear is also attempting to sublease an additional 119,000 square feet of distribution space in this facility in connection with its 1996 restructuring.

     In 1996, L.A. Gear's wholly owned foreign subsidiaries collectively leased approximately 60,000 square feet used primarily for warehouse and office space. These leases expire over periods ranging from February 1997 through December 2002.

    L.A. Gear believes that its existing facilities are adequate to meet its expected needs and that, if needed, additional or alternative space will be available on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

     FINEXPANCE S.P.A. V. L.A. GEAR, INC. TRIBUNAL OF CHIAVARI, ITALY. On February 9, 1993, Finexpance S.p.A. ("Finexpance"), the exclusive distributor of the Company's products in Italy from January 22, 1988 until February 1, 1993, filed a complaint against L.A. Gear alleging, among other things, unfair competition and loss of customer base and goodwill. Plaintiff is seeking damages in excess of $22 million. L.A. Gear believes Finexpance's claims are without merit and intends to vigorously defend the action. The next hearing in this matter is currently scheduled for April 23, 1997.

     L.A. GEAR, INC. V. NICHOLAS RODGERS, ET. AL. L.A. Gear recently filed a complaint and motion in the United States District Court for the Central District of California for an injunction against Nicholas Rodgers and two companies owned and/or controlled by him entitled L.A. Gear, Inc. v. Orlaford Limited, et.al., Civil Case No. 96-7767 LGB (Cwx). Rodgers is the holder of a patent that relates to the lighted shoe technology previously employed in styles marketed under the name "L.A. Lights" that Rodgers has licensed to L.A. Gear's sourcing agent for its lighted shoes, BBC International, Ltd. ("BBC"), in return for royalty payments. BBC had in turn granted a sublicense to the Company to allow the Company to sell such lighted shoes in return for a commission covering, among other things, the royalty BBC was required to pay Rodgers.
Early last year, and unbeknownst to L.A. Gear, Rodgers filed suit against BBC in Wisconsin for patent infringement claiming that in addition to the Company's shoes, BBC was sourcing the manufacture of shoes for Kmart and others for which no royalty was being paid. Rodgers sought to terminate BBC's license on the patent. Once L.A. Gear learned of this suit, it began using a technology different from the technology described in Rodger's patent to manufacture its lighted shoes. In imposing sanctions against BBC, however, the Wisconsin court specifically ruled that L.A. Gear was not a party to the Wisconsin action and hence no sanctions could be imposed against L.A. Gear. Meanwhile, BBC after having contempt sanctions imposed on it in Wisconsin, appealed the Wisconsin court's ruling. Subsequently, BBC and Rodgers reached a settlement.

     L.A. Gear, in its suit, seeks a determination that the technologies currently used in its lighted shoes are different than the technology that was subject of the action against BBC in Wisconsin, and that such shoes do not infringe any patent held by Rodgers. L.A. Gear's motion for an injunction, which seeks to prevent Rodgers from enforcing his patent against L.A. Gear, currently is due to be heard by the court on or after April 14, 1997. Pending a hearing, L.A. Gear and Rodgers have agreed upon a stipulated order which prevents Rodgers from interfering with the sale of L.A. Gear shoes. On January 3, 1997, Rodgers filed a motion to dismiss the action on the grounds that no jurisdiction existed over Rodgers in California. Alternatively, Rodgers seeks to transfer the action to Wisconsin. That motion is also due to be heard on April 14, 1997. Rodgers also filed an action against L.A. Gear on January 17, 1997 for patent infringement. L.A. Gear's response to that complaint is due on March 10, 1997. L.A. Gear believes the claims against it are without merit and intends to vigorously defend this action.

     L.A. GEAR, INC. V. AARON DESIGNS, ET.AL. In September 1996, L.A. Gear filed suit in the United States District Court for the Central District of California against Aaron Designs, a Taiwanese company and its owner Tseng Lu Chien entitled L.A. Gear, Inc. v. Aaron Designs, et. al., Civil Case No. 96-6351 LGB (Ex). L.A. Gear's complaint sought a declaration from the court that the defendants did not have a valid or enforceable copyright for the electroluminescent patterns used on the side panels of L.A. Gear NEONZ-TM-shoes. L.A. Gear has also claimed that defendants engaged in fraud on the U.S. Copyright Office and U.S. Customs Service by using their invalid copyright to have a number of pairs of NEONZ-TM- shoes seized by Customs.

     Upon filing its complaint and an application for a temporary restraining order against defendants, an agreement was reached whereby defendants agreed to release all shoes seized by Customs and agreed not to interfere with L.A. Gear's importation or sale of NEONZ-TM- footwear pending the court's resolution of the
validity of the alleged copyrights.   Believing that defendants may attempt to
interfere with L.A. Gear's sale of NEONZ-TM- shoes by use of patents that were equally invalid and unenforceable, on November 8, 1996 L.A. Gear filed a motion for preliminary injunction against defendants seeking further court protection. Thereafter, defendants agreed not to interfere with L.A. Gear's importation or sale of NEONZ-TM- shoes by use of any copyrights, patents or any other means pending the court's resolution of the injunction motion. The court is currently scheduled to decide the injunction motion on April 14, 1997. On January 6, 1997 defendants filed a counterclaim against L.A. Gear alleging, among other things, patent and copyright infringement. L.A. Gear has filed a reply to the counterclaim denying all claims asserted against it. L.A. Gear believes the counterclaims against it are without merit and intends to vigorously defend this action.

     MIX FRANCE V. L.A. GEAR, INC., COMMERCIAL COURT OF PARIS, FRANCE. In February 1996, the liquidator of Mix France, a former distributor of the Company's products in France, asserted claims against the Company alleging, among other things, breach of contract, improper transfer of intangible property (e.g., loss of customer base) and failure to receive reimbursement for expenses borne by Mix France on behalf of the Company. Plaintiff is seeking an unspecified amount of damages. As part of the judicial liquidation proceedings, the Company has submitted a claim for approximately $50,000 with respect to products sold to Mix France for which the Company never received payment. An expert has been appointment by the Court to investigate the claims in this matter and such expert's report is due in the near future. Although the Company acknowledges its responsibility to reimburse Mix France for certain expenses, upon the receipt of proper documentation of the incurrence of such expenses (estimated to be approximately $100,000), the Company believes the remainder of plaintiff's claims are without merit and intends to vigorously defend this action.

     No assurances can be given as to the likelihood of a favorable outcome in the foregoing legal proceedings or, in the event of an unfavorable outcome, as to the estimated amount of potential losses that may be incurred by L.A. Gear in connection therewith. Failure by L.A. Gear to prevail in the foregoing matters could have a material adverse effect on the financial condition or results of operations of the Company.

     In addition to the foregoing matters, L.A. Gear is a party to various other legal proceedings, none of which, individually or in the aggregate, is considered by the Company to be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1996.

                                       PART II
                                       -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required in this item is incorporated by reference to "Notes to Consolidated Financial Statements - Note 18 - Market for the Registrant's Common Stock and Related Stockholder Matters; Selected Quarterly Financial Data (unaudited)" appearing on page 29 in the Annual Report to Shareholders, a copy of which is filed as Exhibit 13.1 to this report.


ITEM 6.   SELECTED FINANCIAL DATA

     The information required in this item is incorporated by reference to "Selected Financial Data" appearing on page 3 of the Annual Report to Shareholders, a copy of which is filed as Exhibit 13.1 to this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required in this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 4 through 13 in the Annual Report to Shareholders, a copy of which is filed as Exhibit 13.1 to this report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required in this item is incorporated by reference to the consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 21, 1997, appearing on pages 14 through 30 in the Annual Report to Shareholders, a copy of which is filed as Exhibit 13.1 to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in this item is incorporated by reference to "Election of Directors - Nominees for Election", "Executive Officers of the Company" and the last paragraph of "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required in this item is incorporated by reference to "Executive Compensation"; "Director Compensation", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" and "Ownership of Common Stock By Directors and Officers" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this term is incorporated by reference to "Certain Relationships and Related Transactions" contained in the Proxy Statement, which will be filed with the Commission within 120 days of the end of the fiscal year covered by this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the size and growth of the overall athletic footwear market; changes in consumer preferences and demographics; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence or absence of adverse publicity; new product development and introduction; the loss of significant customers; availability, location and terms of product distribution channels; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with governmental regulations; liability and other claims asserted against the Company; business disruptions; the ability to reverse recent trends that have caused reductions in market share and substantial losses; continued access to licensed intellectual property rights; continued access to adequate sources of product supply; risks associated with unaffiliated manufacturers and sales agents and international operations; and other factors referenced in this report. Given such uncertainties, shareholders are cautioned not to be place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

     In addition, the Company has implemented several measures in fiscal 1995 and 1996 discussed elsewhere in this Form 10-K in an effort to reorganize its production and distribution structures and to reduce its overhead and other costs. The Company's ability to capitalize on these measures will depend in large part on its ability to predict and quickly exploit fashion trends in the footwear market and thereby attain its revenue and margin goals. The

Company believes that its business strategy for fiscal 1997 will better position it to address changes in the marketplace and to build on its past successes in offering branded footwear in the children's market. However, if sales, margins and operating expense savings in fiscal 1997 fall below management's expectations, additional sources of working capital may be necessary and difficult to obtain. There can be no assurances that the Company will be able to successfully exploit this strategy or that the strategy will have the desired effect.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K




          (a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:
               1.   CONSOLIDATED FINANCIAL STATEMENTS:                                        Page in
                                                                                           Annual Report*
                                                                                           -------------
               Report of Independent Accountants..........................................      30
               Consolidated Balance Sheets at November 30, 1996 and 1995..................      14
               Consolidated Statements of Operations
                for the Years Ended November 30, 1996, 1995 and 1994......................      15
               Consolidated Statements of Shareholders' Equity (Deficit)
                for the Years Ended November 30, 1996, 1995 and 1994......................      16
               Consolidated Statements of Cash Flows
                for the Years Ended November 30, 1996, 1995 and 1994......................      17
               Notes to Consolidated Financial Statements.................................    18-29


               * Incorporated by reference to the indicated pages in the Annual Report to Shareholders, a copy of which is filed as
               Exhibit 13.1 to this report.

               2.   FINANCIAL STATEMENT SCHEDULE:                                             Page in
                                                                                             Form 10-K
                                                                                             ---------
               Report of Independent Accountants on Financial Statement Schedule II.......      16
               Valuation and Qualifying Accounts and Reserves.............................      17


               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

               3.   EXHIBITS:

               See Index to Exhibits at Page 18 of this report. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report are identified on the Index to Exhibits of this report by an asterisk.


          (b)  REPORTS ON FORM 8-K:

               Not applicable


                          REPORT OF INDEPENDENT ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of L.A. Gear, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 21, 1997 appearing in the 1996 Annual Report to Shareholders of L.A. Gear, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the years ended November 30, 1996, 1995, and 1994 listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ Price Waterhouse LLP
------------------------
Los Angeles, California
February 21, 1997

                           L.A. GEAR, INC. AND SUBSIDIARIES
                                     Schedule II
                    Valuation and Qualifying Accounts and Reserves
                     Years ended November 30, 1996, 1995 and 1994
                                    (in thousands)




                                             BALANCE AT     CHARGED TO
                                             BEGINNING       COSTS AND      BALANCE AT
                                              OF YEAR        EXPENSES       DEDUCTIONS     END OF YEAR
                                             ----------     ----------     ------------   -------------
DEDUCTED FROM ASSETS TO WHICH THEY APPLY:

  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
  MERCHANDISE RETURNS:

     YEAR ENDED NOVEMBER 30, 1994             $ 5,917      $17,283         $16,725 (1)         $ 6,475
     YEAR ENDED NOVEMBER 30, 1995               6,475        7,653           6,575 (1)           7,553
     YEAR ENDED NOVEMBER 30, 1996               7,553        3,310           6,724 (1)           4,139


  RESERVE FOR INVENTORY OBSOLESCENCE:

     YEAR ENDED NOVEMBER 30, 1994             $ 8,546      $11,613         $13,089             $ 7,070
     YEAR ENDED NOVEMBER 30, 1995               7,070       10,647          10,645               7,072
     YEAR ENDED NOVEMBER 30, 1996               7,072        9,198           5,836              10,434

  DEFERRED TAX VALUATION ALLOWANCE:

     YEAR ENDED NOVEMBER 30, 1994             $    --      $46,905 (2)     $    --             $46,905
     YEAR ENDED NOVEMBER 30, 1995              46,905       17,203 (2)          --              64,108
     YEAR ENDED NOVEMBER 30, 1996              64,108       25,855 (2)          --              89,963

  RESERVE FOR UNUSED BARTER CREDITS:

     YEAR ENDED NOVEMBER 30, 1994             $ 2,000      $    --         $    --             $ 2,000
     YEAR ENDED NOVEMBER 30, 1995               2,000        4,568              --               6,568
     YEAR ENDED NOVEMBER 30, 1996               6,568           --           1,485               5,083

   COSTS RELATED TO DISCONTINUED
   OPERATIONS:

     YEAR ENDED NOVEMBER 30, 1994             $ 1,009      $    --         $ 1,009 (3)         $    --
     YEAR ENDED NOVEMBER 30, 1995                  --           --              --                  --
     YEAR ENDED NOVEMBER 30, 1996                  --           --              --                  --



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

EXHIBIT NO.

3.1    Registrant's Restated Articles of Incorporation, as amended to date. (1)

3.2    Registrant's Bylaws, as amended to date. (2)

4.1    Form of stock certificate evidencing Registrant's Common Stock. (3)

4.2 Form of stock certificate evidencing the Registrant's Series B Cumulative Convertible Preferred Stock. (4)

4.3 Indenture, dated as of December 24, 1992, with respect to the Registrant's 7 3/4% Convertible Debentures due 2002. (5)

4.4    Form of 7 3/4% Convertible Subordinated Debenture due 2002, in Global
       Form.(6)

4.5 Form of 7 3/4% Convertible Subordinated Debentures due 2002, in Definitive Form.(7)

10.1*  L.A. Gear, Inc. 1986 Stock Option Plan, as amended to date. (8)

10.2* Form of L.A. Gear, Inc. 1986 Stock Option Plan Non-qualified Stock Option Agreement.(9)

10.3* L.A. Gear, Inc. Employee Stock Savings Plan, as amended and restated effective August 1, 1993. (10)

10.4* Second Complete Amendment and Restatement to the L.A. Gear, Inc. Employee Stock Savings Plan and Trust, dated November 1, 1995. (11)

10.5 Master Lease Agreement between Registrant and Hewlett-Packard Company concerning computer hardware and software and related Operating LeaseEquipment Schedule & Payment Agreements executed on January 4, 1989(12)

10.6 Amendment, dated as of October 25, 1993, to Master Lease Agreement between Registrant and Hewlett-Packard Company concerning computer hardware and software and related Operating Lease Equipment Schedule & Payment Agreements executed on January 4, 1989.(13)

10.7 Master Lease Agreement, as amended, dated as of June 23, 1989, by and between Metlife Capital Corporation and Registrant. (14)

10.8 Letter Agreement, dated June 8, 1994, between Wal-Mart Stores, Inc. and Registrant. Portions of this agreement have been omitted and filed separately with the Commission pursuant to request for confidential treatment.(15)

10.9 Letter Agreement, dated June 14, 1994, between Mark R. Goldston and Registrant.(16)

10.10* Employment Agreement, dated as of December 7, 1993, between William L.
       Benford and Registrant. (17)

10.11* Employment Agreement, dated as of December 7, 1993, between David F.
       Gatto and Registrant. (18)

10.12* Employment Agreement, dated as of September 11, 1995, between James V.
       Moodhe and Registrant. (19)

10.13* Employment Agreement, dated as of February 15, 1994, between Thomas F.
       Larkins and Registrant. (20)


10.14* Employment Agreement, dated as of February 1, 1996, between Tracey C.
       Doi and Registrant. (21)

10.15* Employment Agreement, dated as of February 1, 1996, between Victor J.
       Trippetti, Jr. and Registrant. (22)

10.16 Form of Indemnification Agreement entered into between Registrant and each of its Directors and Executive Officers. (23)

10.17 Stock Purchase Agreement, dated as of May 27, 1991, by and between Registrant and Trefoil Capital Investors, L.P., as amended to date.(24)

10.18 Registration Rights Agreement, dated as of May 27, 1991, by and between Registrant and Trefoil Capital Investors, L.P. (25)

10.19 Management Services Letter Agreement, dated September 12, 1994, by and between Registrant and Shamrock Capital Advisors, Inc. (26)

10.20 Sourcing Agreement dated April 28, 1992 between Registrant and LASCO Sports Limited. Portions of this agreement have been omitted and filed separately with the Commission pursuant to request for confidential treatment. (27)

10.21 Amendment, effective as of December 1, 1993, to Sourcing Agreement, dated April 28, 1992, between Registrant and LASCO Sports Limited. Portions of this amendment have been omitted and filed separately with the Commission pursuant to request for confidential treatment. (28)

10.22 Supplemental, dated as of January 1, 1995, to Sourcing Agreement, dated April 28, 1992, between the Registrant and LASCO Sports Limited. Portions of this supplemental and the underlying agreement have been omitted and filed separately with the Commission pursuant to request for confidential information. (29)

10.23 Stock Purchase Agreement dated April 28, 1992 between Registrant and Pentland Ventures Ltd. (30)

10.24 Registration Rights Agreement dated April 28, 1992 between Registrant and Pentland Ventures Ltd. (31)

10.25 Stock Option Agreement dated April 28, 1992 between Registrant and Pentland Ventures, Ltd. (32)

10.26 Amendment, dated as of July 20, 1993, to Stock Option Agreement, dated as of April 28, 1992, between Pentland Ventures Ltd. and Registrant, and to Registration Rights Agreement, dated as of April 28, 1992, between Pentland Ventures Ltd. and Registrant. (33)

10.27 Lease Agreement dated October 15, 1992 between Registrant and Santa Monica Associates. (34)

10.28* L.A. Gear, Inc. 1992 Stock Option Plan for Eligible Non-employee
       Directors and Eligible Executive Officers (Amended and Restated as of March 19, 1996). (35)

10.29* L.A. Gear, Inc. 1992 Stock Option Plan for Eligible Non-employee
       Directors form of Non-qualified Stock Option Agreement for Non-employee Directors. (36)

10.30* L.A. Gear, Inc. 1993 Stock Incentive Plan. (37)


10.31* Form of L.A. Gear, Inc. 1993 Stock Incentive Plan Non-qualified Stock
       Option Agreement. (38)

10.32* Form of L.A. Gear, Inc. 1993 Stock Incentive Plan Incentive Stock Option
       Agreement. (39)

10.33* Form of L.A. Gear, Inc. 1993 Stock Incentive Plan Restricted Stock
       Option Agreement. (40)

10.34 Registration Rights Agreement, dated as of December 24, 1992, among Registrant and Kidder, Peabody & Co. Incorporated and Sutro & Co. Incorporated. (41)

10.35* Summary Description of L.A. Gear, Inc. Management Incentive Program(42)

10.36* Amended and Restated Non-qualified Stock Option Agreement, dated as of
       October 19, 1993, between Stanley P. Gold and Registrant. (43)

10.37 Loan and Security Agreement, dated as of November 22, 1993, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (44)

10.38 Patent and Trademark Security Agreement, dated as of November 22, 1993, by L.A. Gear California, Inc. and Registrant in favor of BankAmerica Business Credit, Inc. (45)

10.39 Guaranty, dated as of November 22, 1993, by Registrant and Raegal Finance Inc. in favor of BankAmerica Business Credit, Inc. (46)

10.40 Security Agreement, dated as of November 22, 1993, by Registrant in favor of BankAmerica Business Credit, Inc. (47)

10.41 Pledge Agreement, dated as of November 22, 1993, by Registrant in favor of BankAmerica Business Credit, Inc. (48)

10.42 Security Agreement, dated as of November 22, 1993, by Raegal Finance Inc. in favor of BankAmerica Business Credit, Inc. (49)

10.43 Pledge Agreement, dated as of November 22, 1993, by Raegal Finance Inc. in favor of BankAmerica Business Credit, Inc. (50)

10.44 First Amendment to Loan and Security Agreement, dated as of May 31, 1994, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (51)

10.45 Second Amendment to Loan and Security Agreement, dated as of August 31, 1994, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (52)

10.46 Third Amendment to Loan and Security Agreement, dated as of January 25, 1995, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (53)

10.47 Fourth Amendment to Loan and Security Agreement, dated as of February 28, 1995, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (54)

10.48  Fifth Amendment to Loan and Security Agreement, dated as of July 14,
       1995, between L.A. Gear    California, Inc.    and BankAmerica Business
       Credit, Inc. (55)

10.49 Sixth Amendment to Loan and Security Agreement, dated as of November 30, 1995, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc. (56)

10.50 Buying Agent Agreement, dated as of March 12, 1992, between Registrant and BBC International, as amended by Addendum, dated as of August 29, 1992, Second Addendum, dated as of December 23, 1992, and Third Addendum, dated as of December 3, 1993. Portions of this agreement have been omitted and filed separately with the Commission pursuant to request for confidential treatment. (57)

10.51 Standard Industrial Lease-Net, dated as of January 1, 1993, between Registrant and the Prudential Insurance Company of America. (58)

10.52 First Amendment to Lease (1777 South Vintage Avenue), dated as of February 14, 1994, between Registrant and the Prudential Insurance Company of America. (59)

10.53 Standard Industrial Lease-Net, dated as of January 1, 1993, between Registrant and the Prudential Insurance Company of America. (60)

10.54 First Amendment to Lease (1661 South Vintage Avenue), dated as of February 14, 1994, between Registrant and the Prudential Insurance Company of America. (61)

10.55 Agreement, dated March 14, 1995, between Mark R. Goldston and the Registrant. (62)

10.56 Share Exchange Agreement, dated as of December 12, 1995, between L.A. Gear, Inc. and Trefoil Capital Investors, L.P. (63)

10.57 Buying agency agreement, dated March 6, 1996, between the Company and BBC International, Ltd. Portions of this agreement have been omitted and filed separately with the Commission pursuant to a request for confidential treatment. (64)

10.58 Seventh Amendment to Loan and Security Agreement, effective as of August 31, 1996, between L.A. Gear California, Inc. and BankAmerica Business Credit, Inc.. (65)

10.59 Management Services Letter Agreement, dated as of June 1, 1996, between Company and Shamrock Capital Advisors, Inc. (66)

10.60* Employment Agreement, dated as of August 26, 1996, between Bruce W.
       MacGregor and the Company. (67)

10.61 Eighth Amendment to Loan and Security Agreement, effective as of November 30, 1996, between L.A. Gear California, Inc. and BABC. (68)

10.62 Buying Agency Agreement, dated March 6, 1996, by and between the Company and BBC International, Ltd. (69)

10.63* Consulting Agreement, dated as of February 1, 1996, between Bruce W.
       MacGregor and the Company. (4)

10.64* Employment Agreement, dated as of March 11, 1996, between James V.
       Moodhe and the Company. (4)

10.65  Form of L.A. Gear, Inc. 1997 Employee Incentive Plan. (4)

10.66* Description of Reduction in Force Severance Plan (4)

13.1 L.A. Gear, Inc. Annual Report to Shareholders for the fiscal year ended November 30, 1996. (4)

21.1   Subsidiaries of Registrant. (4)

23.1   Consent of Price Waterhouse LLP, independent accountants. (4)

27.1   Financial Data Schedule. (4)


__________________


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

4   Filed herewith.

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

11 Previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal 1995 and incorporated herein by this reference.

12 Previously filed as Exhibit 10.97 to the Company's Annual Report on Form 10-K for fiscal 1988 and incorporated herein by this reference.

13 Previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

14 Previously filed as Exhibit 10.117 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1989 and incorporated herein by this reference.

15 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 and incorporated herein by this reference.

16 Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 and incorporated herein by this reference.

17 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

18 Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

19  Previously filed as Exhibit 10.4 to the Company's Quarterly Report on
    Form 10-Q for the quarter ended August 31, 1995 and incorporated herein by this reference.

20 Previously filed as Exhibit 10.5 to the Company's Quarterly Report Form 10-Q for the quarter ended February 28, 1994 and incorporated herein by this reference.

21 Previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for fiscal 1995 and incorporated herein by this reference.

22 Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for fiscal 1995 and incorporated herein by this reference.

23 Previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for fiscal 1991 and incorporated herein by this reference.

24 Previously filed as Appendix I to the Company's Proxy Statements in connection with the Annual Meeting of Shareholders held on September 10, 1991 and incorporated herein by this reference.

25 Previously filed as Exhibit 28.1(b) to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 1991 and incorporated herein by this reference.

26  Previously filed as Exhibit 10.1 to the Company's Quarterly Report on
    Form 10-Q for the quarter ended August 31, 1994 and incorporated herein by this reference.

27 Previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

28 Previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

29 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 3l, 1995 and incorporated herein by this reference.

30 Previously filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

31 Previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

32 Previously filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

33 Previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

34 Previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

35 Previously filed as Appendix A to the Company's Proxy Statement dated May 6, 1996 and incorporated herein by this reference.

36 Previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

37 Previously filed as Appendix I to the Company's Proxy Statement in connection with the Annual Meeting of Shareholders held on April 13, 1993 and incorporated herein by this reference.

38 Previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

39 Previously filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

40 Previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

41 Previously filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for fiscal 1992 and incorporated herein by this reference.

42 Previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for fiscal 1995 and incorporated herein by this reference.

43 Previously filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

44 Previously filed as Exhibit 99.1 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

45 Previously filed as Exhibit 99.1(a) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

46 Previously filed as Exhibit 99.1(b) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

47 Previously filed as Exhibit 99.1(c) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

48 Previously filed as Exhibit 99.1(d) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

49 Previously filed as Exhibit 99.1(e) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

50 Previously filed as Exhibit 99.1(f) to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 23, 1993 and incorporated herein by reference.

51 Previously filed as Exhibit 99.2 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on June 2, 1994 and incorporated herein by reference.

52 Previously filed as Exhibit 99.3 to the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on September 2, 1994 and incorporated herein by reference.

53 Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 1995 and incorporated herein by this reference.

54 Previously filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 1995 and incorporated herein by this reference.

55 Previously filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 1995 and incorporated herein by this reference.

56  Previously filed as Exhibit 99.10 to the Company's Current Report on
    Form 8-K filed with the Securities and Exchange Commission on February 9, 1996 and incorporated herein by this reference.

57 Previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

58 Previously filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

59 Previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

60 Previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

61 Previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for fiscal 1993 and incorporated herein by this reference.

62 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995 and incorporated herein by this reference.

63 Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1995 and incorporated herein by this reference.

64 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1996 and incorporated herein by this reference.

65  Previously filed as Exhibit 99.11 to the Company's Current Report on
    Form 8-K with the Securities and Exchange Commission on September 17, 1996 and incorporated herein by this reference.

66 Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 and incorporated herein by this reference.

67  Previously filed as Exhibit 10.1 to the Company's Quarterly Report on
    Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by this reference.

68 Previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K with the Securities and Exchange Commission on February 20, 1997 and incorporated herein by this reference.

69  Previously filed as Exhibit 10.1 to the Company's Quarterly Report on
    Form 10-Q for the quarter ended February 29, 1996 and incorporated herein by this reference. Portions of this agreement were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.A. GEAR, INC.


By:    /s/ Bruce W. MacGregor
    -----------------------
    Bruce W. MacGregor
    President and
    Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Stanley P. Gold                              /s/ Willie D. Davis
-------------------------------                  ---------------------------
Stanley P. Gold                                  Willie D. Davis
Director, Chairman of the Board                  Director
and Chief Executive Officer
(Principal Executive Officer)


/s/ Bruce W. MacGregor                           /s/ Stephen A. Koffler

-------------------------------                  ---------------------------
Bruce W. MacGregor                               Stephen A. Koffler
President and                                    Director
Chief Operating Officer


/s/ Victor J. Trippetti                          /s/ Ann E. Meyers
-------------------------------                  ---------------------------
Victor J. Trippetti                              Ann E. Meyers
Senior Vice President and                        Director
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ William L. Benford                           /s/ Clifford A. Miller
-------------------------------                  ---------------------------
William L. Benford                               Clifford A. Miller
Director                                         Director


/s/ Walter C. Bladstrom                          /s/ Robert G. Moskowitz
-------------------------------                  ---------------------------
Walter C. Bladstrom                              Robert G. Moskowitz
Director                                         Director


/s/ Allan E. Dalshaug                            /s/ Vappalak A. Ravindran
-------------------------------                  ---------------------------
Allan E. Dalshaug                                Vappalak A. Ravindran
Director                                         Director


Dated February 28, 1997