Form 10-Q
period 1997-02-28
LA GEAR INC
filed 1997-04-14
CIK 793937

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

                                          Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 1-10157

                                   L.A. GEAR, INC.

                (Exact name of registrant as specified in its charter)



              CALIFORNIA                              95-3375118
          (State or other                         (I.R.S. Employer
    incorporation or organization)               Identification Number)


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
                                                  Yes    X          No
                                                      -------          -------
The number of shares outstanding of the registrant's Common Stock, no par value, at April 10, 1997 was 22,959,070 shares.


THE EXHIBIT INDEX APPEARS ON PAGE 18.

                                   L.A. GEAR, INC.
                                  TABLE OF CONTENTS
              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997





PART I.  FINANCIAL INFORMATION                                          Page
                                                                        ----

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets at
             February 28, 1997 and November 30, 1996                     3

           Consolidated Condensed Statements of Operations and
             Accumulated Deficit for the three months ended
             February 28, 1997 and February 29, 1996                     4

           Consolidated Condensed Statements of Cash Flows for
             the three months ended February 28, 1997 and
             February 29, 1996                                           5

           Notes to Consolidated Condensed Financial Statements          6


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities                                          15

Item 3.  Defaults Upon Senior Securities                                15

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibits and Reports on Form 8-K                               16

Signature                                                               17

Exhibit Index                                                           18

                           L.A. GEAR, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                        February 28,        November 30,
                                                                            1997                1996
                                                                        ------------        ------------
                                                                          (unaudited)
      ASSETS
Current assets:
    Cash and cash equivalents                                           $      6,774        $     34,239
    Accounts receivable, net                                                  28,957              23,938
    Inventories                                                               31,914              32,809
    Assets held for sale                                                       5,722                  --
    Prepaid expenses and other current assets                                  2,251               1,933
                                                                        ------------        ------------

              Total current assets                                            75,618              92,919

Property and equipment, net                                                    2,516               4,445
Goodwill, net                                                                  1,504               1,538
Other assets                                                                   2,081               2,054
                                                                        ------------        ------------

                                                                        $     81,719        $    100,956
                                                                        ------------        ------------
                                                                        ------------        ------------

      LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                            $     34,780        $     46,452
                                                                        ------------        ------------

              Total current liabilities                                       34,780              46,452

7 3/4% convertible subordinated debentures due 2002                           50,000              50,000

Shareholders' (deficit) equity:
    7.5% Series B Cumulative Convertible Preferred Stock,
      $100 stated value; 1,161,822 shares authorized; 1,161,337
      shares issued and outstanding at February 28, 1997 and
      November 30, 1996                                                      115,473             115,473
    Preferred stock, no stated value; 8,838,178 shares authorized
      and unissued at February 28, 1997 and November 30, 1996                     --                  --
    Common stock, no par value; 80,000,000 shares authorized;
      22,958,070 shares issued and outstanding at
      February 28, 1997; 22,936,433 shares issued and
      outstanding at November 30, 1996                                       128,130             128,093
    Cumulative currency translation adjustment                                   145                 296
    Accumulated deficit                                                     (246,809)           (239,358)
                                                                        ------------        ------------
      Total shareholders' (deficit) equity                                    (3,061)              4,504
                                                                        ------------        ------------
Commitments and contingencies                                                     --                  --
                                                                        ------------        ------------

                                                                        $     81,719        $    100,956
                                                                        ------------        ------------
                                                                        ------------        ------------





SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               AND ACCUMULATED DEFICIT
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)




                                                                          THREE MONTHS ENDED FEBRUARY 28 AND 29,
                                                                          --------------------------------------
                                                                             1997                        1996
                                                                          ----------                  ----------
Net sales                                                                $   34,852                  $   78,666
Cost of sales                                                                26,877                      54,112
                                                                          ----------                  ----------

      Gross profit                                                            7,975                      24,554

Selling, general and administrative expenses                                 12,607                      23,396
Litigation settlements, net                                                    (102)                         --
Interest expense, net                                                           744                         613
                                                                          ----------                  ----------

      (Loss) income before income taxes and minority interest                (5,274)                        545

Income taxes                                                                     --                          --
Minority interest                                                                --                         554
                                                                          ----------                  ----------

      Net (loss) income                                                      (5,274)                      1,099

Dividends on Series B Cumulative Convertible
    Preferred Stock                                                          (2,177)                         --
Dividends on mandatorily redeemable
    Series A Cumulative Convertible Preferred Stock                              --                      (2,042)
                                                                          ----------                  ----------

      Loss applicable to common stock                                        (7,451)                       (943)

Accumulated deficit, beginning of period                                   (239,358)                   (169,281)
                                                                          ----------                  ----------

Accumulated deficit, end of period                                       $ (246,809)                 $ (170,224)
                                                                          ----------                  ----------
                                                                          ----------                  ----------

Loss per common share                                                    $    (0.32)                 $    (0.04)
                                                                          ----------                  ----------
                                                                          ----------                  ----------

Weighted average common shares outstanding                                   22,954                      22,937
                                                                          ----------                  ----------
                                                                          ----------                  ----------



SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                           FEBRUARY 28 AND 29,
                                                        -----------------------
                                                         1997            1996
                                                        -------         -------

Net cash used in operating activities                 $(27,928)       $ (7,081)
                                                        -------         -------

Investing activities:
  Capital expenditures                                     (13)           (484)
                                                        -------         -------

Financing activities:
  Issuance of common stock                                  37              --
  Net repayments under international credit facilities      --          (1,218)
                                                        -------         -------
Effect of exchange rate changes on cash and
 cash equivalents                                          439             168
                                                        -------         -------

    Net decrease in cash and cash equivalents          (27,465)         (8,615)

Cash and cash equivalents, beginning of the period      34,239          35,956
                                                        -------         -------

Cash and cash equivalents, end of period              $  6,774        $ 27,341
                                                        -------         -------
                                                        -------         -------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at February 28, 1997 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

NOTE 2.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                           THREE MONTHS ENDED
                                                           FEBRUARY 28 AND 29,
                                                        -----------------------
                                                          1997            1996
                                                        -------         -------
                                                             (IN THOUSANDS)
  CASH PAID (RECEIVED) DURING THE PERIOD FOR:
    INTEREST PAID                                     $  1,943        $     82
                                                        -------         -------
                                                        -------         -------
    INTEREST RECEIVED                                 $   (233)       $   (434)
                                                        -------         -------
                                                        -------         -------

  NONCASH FINANCING ACTIVITY:
    DIVIDENDS ACCRUED AND UNPAID ON MANDATORILY
     REDEEMABLE SERIES A CUMULATIVE CONVERTIBLE
     PREFERRED STOCK                                  $     --        $  2,042
                                                        -------         -------
                                                        -------         -------
    DIVIDENDS ACCRUED AND UNPAID ON SERIES B
     CUMULATIVE CONVERTIBLE PREFERRED STOCK           $  2,177        $     --
                                                        -------         -------
                                                        -------         -------

NOTE 3.   ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                      FEBRUARY 28,  NOVEMBER 30,
                                                          1997            1996
                                                        -------         -------
                                                            (IN THOUSANDS)
  TRADE RECEIVABLES
    DOMESTIC                                          $ 19,222        $ 12,581
    INTERNATIONAL                                        9,989          14,216
                                                        -------         -------
       TOTAL TRADE RECEIVABLES                          29,211          26,797

  OTHER RECEIVABLES                                      3,258           1,280
                                                        -------         -------
                                                        32,469          28,077
  LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
    AND MERCHANDISE RETURNS                             (3,512)         (4,139)
                                                        -------         -------

                                                      $ 28,957        $ 23,938
                                                        -------         -------
                                                        -------         -------

NOTE 4.   ASSETS HELD FOR SALE

    In the quarter ended February 28, 1997 the Company sold certain assets of its Italian subsidiary. In addition, the Company entered into letters of intent to sell its Dutch subsidiary and certain assets of its German subsidiary.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

The net assets of the Dutch subsidiary and certain assets of the German subsidiary have been classified as assets held for sale on the accompanying consolidated condensed balance sheet.

NOTE 5.   INCOME TAXES

    At February 28, 1997, deferred tax assets totaled $88.3 million. A valuation allowance has been established against the entire deferred tax asset balance.

NOTE 6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                      FEBRUARY 28,  NOVEMBER 30,
                                                         1997            1996
                                                        -------         -------
                                                            (IN THOUSANDS)
  ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES      $ 12,670        $ 17,869
  ACCRUED INVENTORY PURCHASES                            8,314           8,417
  ACCRUED RESTRUCTURING CHARGES                         11,619          20,166
  ACCRUED DIVIDENDS ON SERIES B
    CUMULATIVE CONVERTIBLE PREFERRED STOCK               2,177              --
                                                        -------         -------

                                                      $ 34,780        $ 46,452
                                                        -------         -------
                                                        -------         -------

    In the fourth quarter of fiscal 1996, management committed to a restructuring plan aimed at bringing the Company's operating expenses in line with its sales base and recorded a restructuring charge of $28.8 million. Of the $20.2 million remaining reserve at November 30, 1996, $8.5 million was utilized in the first quarter of fiscal 1997 primarily for severance payments, the transition to service certain of the Company's European customers through independent distributors rather than through direct subsidiaries, and space consolidation at the Company's Santa Monica, California headquarters and Ontario, California distribution center. The Company anticipates that most of the contemplated restructuring actions will be completed by November 30, 1997 and will be financed through the Company's existing working capital and credit facility.

NOTE 7.   BANK BORROWINGS

    Effective November 30, 1996, the Company entered into an amendment to its existing revolving credit facility with BankAmerica Business Credit Inc. ("BABC") for loans and letters of credit (the "Revolving Facility"). The amendment provided for, among other things, (i) a reduction in the term of the Revolving Facility from November 30, 1999 to May 31, 1998, (ii) a reduction in the maximum amount available for aggregate loans and letters of credit at any time from $50 million to $25 million, (iii) a reduction in the maximum amount of aggregate loans permitted to be outstanding at any time from $20 million to $10 million, (iv) certain revisions to the borrowing availability calculation including the elimination of a reserve against availability, (v) a reduction in the minimum Adjusted Tangible Net Worth required to be maintained under the Revolving Facility and (vi) an increase in bank fees. The Company is currently negotiating with various lenders to secure borrowing facilities beyond May 31, 1998.

    The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. Cash borrowings under the Revolving Facility bear interest at a rate equal to Bank of America's publicly announced reference rate plus one and one-half percent. There were no domestic cash borrowings under the Revolving Facility at any time during the quarter ended February 28, 1997 and, as of that date, approximately $13.3 million of domestic letters of credit were outstanding under the Revolving Facility and $10 million was available for borrowing.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 8.   SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

    The Series B Preferred Stock, stated value $100 per share, accrues dividends at a rate of 7.5% per annum, and is convertible into shares of the Company's Common Stock at a conversion price of $6.75 per share. The Company elected not to pay the cash dividend of $2.2 million required on the Series B Preferred Stock due February 28, 1997. The unpaid dividends will bear additional dividends accruing at a rate of 8.625% per annum, compounded quarterly, until all such arrearages are paid.

NOTE 9.   SUBSEQUENT EVENT

    In March 1997, the Company received $1.0 million in proceeds on dissolution of its Far East joint venture with Inchcape Pacific Limited. This $1.0 million will be recognized as income in the Company's second fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ALL REFERENCES TO YEARS ARE TO FISCAL YEARS ENDING NOVEMBER 30, 1997 AND 1996, AS APPLICABLE.

NET SALES
--------------------------------------------------------------------------------

    In the first quarter of 1997, the number of pairs sold worldwide decreased by 52.7% to 2.6 million pairs compared to 5.5 million pairs in the first quarter of 1996. The Company's net sales decreased by 55.7% to $34.9 million compared to $78.7 million in the prior year period. Domestic net sales in the first quarter of 1997 decreased by 59.9% compared to the same period in 1996. International net sales, which accounted for approximately 31.9% of the Company's total net sales in the first quarter of 1997, decreased by 42.9% compared to the same period in 1996.

    The following table sets forth certain information regarding the Company's net sales:

THREE MONTHS ENDED FEBRUARY 28 AND 29,            NET SALES
------------------------------------- --------------------------------
                                             1997             1996
                                      --------------------------------
                                           (DOLLARS IN THOUSANDS)
  DOMESTIC FOOTWEAR
    CHILDREN'S                      $ 14,442     41%   $ 26,819     34%
    WOMEN'S                            5,100     15      19,698     25
    MEN'S                              4,187     12      12,356     16
  OTHER                                   --      -         323      -
                                      ------    ---      ------    ---
    TOTAL DOMESTIC SALES              23,729     68      59,196     75

  INTERNATIONAL FOOTWEAR
    CHILDREN'S                      $  5,691     16%   $  9,985     13%
    WOMEN'S                            3,407     10       5,395      7
    MEN'S                              1,717      5       3,009      4
  OTHER                                  308      1       1,081      1
                                      ------    ---      ------    ---
    TOTAL INTERNATIONAL SALES         11,123     32      19,470     25
                                      ------    ---      ------    ---
    TOTAL NET SALES                 $ 34,852    100%   $ 78,666    100%
                                      ------    ---      ------    ---
                                      ------    ---      ------    ---

    The following table sets forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the 1997 period as compared to the same period of 1996:

THREE MONTHS ENDED FEBRUARY 28 AND 29,        VOLUME OF FOOTWEAR SOLD
-------------------------------------          -----------------------
                                            CHANGES BETWEEN 1997 AND 1996
                                            ------------------------------
                                            DOMESTIC  INTERNATIONAL  TOTAL
                                            --------  -------------  -----

  CHILDREN'S                                (44.3%)     (35.8%)    (42.4%)
  WOMEN'S                                   (76.7%)       0.7%     (64.7%)
  MEN'S                                     (63.8%)     (48.8%)    (61.0%)

    TOTAL VOLUME INCREASE (DECREASE)        (59.2%)     (27.8%)    (52.7%)

    The decrease in domestic net sales was primarily attributable to sales of $30.2 million (2.4 million pairs) to Wal-Mart in the first quarter of 1996 in fulfillment of Wal-Mart's 1995 minimum purchase commitment. In the first quarter of fiscal 1997, sales to Wal-Mart amounted to $3.4 million (0.2 million pairs). The decrease in international sales was principally due to (i) reduced demand for the Company's products in Europe and Central and South America, (ii) the closure of the Company's Far East joint venture with Inchcape Pacific Limited ("Inchcape") in September 1996 and the lack of alternative distribution arrangements in those markets since that time and (iii) a decrease in the average selling price per pair of the Company's women's and children's product lines, primarily due to prior inventory write-downs in preparation for the Company's transition from direct subsidiaries to independent distributors in certain European markets.

    Total sales of the Company's children's lighted shoes decreased by $8.5 million to $11.8 million in the first quarter of 1997 from $20.3 million in the comparable prior year period, primarily due to a decrease internationally in both volume (0.1 million pairs from 0.5 million pairs) and average selling price per pair ($16.24 from $19.08) as a result of overall reduced demand internationally for children's lighted product.

GROSS MARGIN
--------------------------------------------------------------------------------

    The gross margin for the first quarter of 1997 decreased to 22.9% from 31.2% for the same period in the prior year. Domestic margins decreased from 31.0% in the first quarter of fiscal 1996 to 20.5% in the first quarter of fiscal 1997 primarily as a result of the reduced level of sales to Wal-Mart and a greater proportion of sales of discontinued product. Internationally, margins decreased from 31.9% in the first quarter of fiscal 1996 to 28.0% in the first quarter of fiscal 1997 principally due to reduced margins at the Company's European subsidiaries resulting from the write-down of inventory in the fourth quarter of fiscal 1996 in preparation for the transition to independent distributors from direct subsidiaries in certain European markets. These decreases were partially offset by increased margins on sales to international distributors and increased margins on sales by the Company's Mexico subsidiary. Increased margins on sales by the Company's Mexico subsidiary were primarily due to the significant increased percentage of locally manufactured products in the first quarter of fiscal 1997 following the start up of production in Mexico in the second quarter of fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------

    Total selling, general and administrative expenses decreased by $10.8 million, or 46.2%, to $12.6 million in the first quarter of 1997 compared to $23.4 million for the comparable prior year period. Approximately $8.5 million in restructuring costs incurred in the first quarter of 1997 were applied against the restructuring reserve established in 1996. Domestic selling, general and administrative expenses decreased by $8.2 million, or 47.1%, to $9.2 million in the first quarter of 1997 compared to $17.4 million
for the comparable prior year period.   This decrease is largely due to
expense reductions realized from implementation of the Company's 1996 corporate reorganization plan and includes reductions in (i) compensation and benefit expenses of $3.0 million, (ii) advertising and promotional expenses of $2.4 million and (iii) other net expenses of $2.8 million. International operating expenses decreased by $2.6 million, or 43.3%, to $3.4 million compared to $6.0 million in the first quarter of 1996 primarily due to (i) reduced overhead expenses in Europe as a result of staff reductions and other actions in preparation for the closure of certain of the Company's European subsidiaries and (ii) the elimination of all operating expenses associated with the Company's Far East joint venture with Inchcape.

    As a percentage of net sales, selling, general and administrative expenses increased to approximately 36.2% in the first quarter of 1997 from approximately 29.7% in the prior year period, primarily due to the inclusion of $30.2 million of sales to Wal-Mart in the first quarter of 1996 compared to $3.4 million in the same period of 1997. Changes in the Company's selling, general and administrative expenses cannot be directly related to fluctuations in sales volume as a substantial portion of such expenses are relatively fixed in nature.

INTEREST EXPENSE (INCOME), NET
--------------------------------------------------------------------------------

    Interest expense of $1.0 million for the three months ended February 28, 1997 and February 29, 1996 primarily related to interest costs on the $50 million, 7 3/4% convertible subordinated debentures due 2002 (the "Debentures") issued in December 1992. Interest income decreased by $0.2 million to $0.2 million in the first quarter of 1997 compared to $0.4 million in the first quarter of 1996 primarily as a result of decreased average cash balances.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

    The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                               FEBRUARY 28,   NOVEMBER 30,
                                                   1997           1996
                                               ------------   ------------
                                                  (DOLLARS IN THOUSANDS)
CASH AND CASH EQUIVALENTS                      $  6,774       $ 34,239
WORKING CAPITAL                                  40,838         46,467

OUTSTANDING LETTERS OF CREDIT                    13,274         26,467
CONVERTIBLE SUBORDINATED DEBENTURES              50,000         50,000


                                                   THREE MONTHS ENDED
                                               ---------------------------
                                                FEBRUARY 28,   FEBRUARY 29,
                                                   1997           1996
                                               ------------   ------------
                                                  (DOLLARS IN THOUSANDS)
AVERAGE DAILY SHORT-TERM BORROWINGS            $     --       $      9
WEIGHTED AVERAGE INTEREST RATES                      --           8.25%


CASH AND CASH EQUIVALENTS Cash and cash equivalent balances decreased by $27.5 million from November 30, 1996 to a balance of $6.8 million at February 28, 1997 primarily due to $27.9 million in net cash used for operating activities including the payment of certain restructuring costs of $4.2 in the first quarter of fiscal 1997.

ACCOUNTS RECEIVABLE, NET Accounts receivable increased from $23.9 million at November 30, 1996 to $29.0 million at February 28, 1997 predominantly as a result of increased sales in January and February 1997 compared to October and November 1996 partially offset by the reclassification of the receivables of certain of the Company's European subsidiaries to assets held for sale at February 28, 1997.

BORROWING FACILITIES Effective November 30, 1996, the Company entered into an amendment to its Revolving Facility with BABC (the "November 30 Amendment").
The amendment provides for, among other things, (i) a reduction in the term of the Revolving Facility from November 30, 1999 to May 31, 1998, (ii) a reduction in the maximum amount available for aggregate loans and letters of credit at any time from $50 million to $25 million, (iii) a reduction in the maximum amount of aggregate loans permitted to be outstanding at any time from $20 million to $10 million, (iv) certain revisions to the borrowing availability calculation including the elimination of a reserve against availability, (v) a reduction in the minimum Adjusted Tangible Net Worth required to be maintained under the Revolving Facility and (vi) an increase in bank fees. The Company is currently negotiating with various lenders to secure borrowing facilities beyond May 31, 1998.

    The Revolving Facility is secured primarily by the Company's domestic assets and is subject to certain financial covenants. Cash borrowings under the Revolving Facility bear interest at a rate equal to Bank of America's publicly announced reference rate plus one and one-half percent. There were no domestic cash borrowings under the Revolving Facility at any time during the quarter ended February 28, 1997 and, as of that date, approximately $13.3 million of domestic letters of credit were outstanding under the Revolving Facility and $10 million was available for borrowing.

    The Company's liquidity is contingent primarily on (i) attaining forecast levels of sales, gross margins and operating expenses and (ii) securing financing beyond May 31, 1998, for which it is currently negotiating with various lenders. The Company believes that, based on its current forecast, its present funding sources are sufficient to meet its short-term liquidity needs through fiscal 1997. However, the Company can make no assurances that it will meet its current forecast. In the event that the Company's future operating results fall below management's expectations, additional sources of working capital funding may be necessary and difficult to obtain.

CONVERTIBLE DEBENTURES The $50 million Debentures are convertible into shares of the Company's Common Stock at a conversion rate of $12.30 per share, and are redeemable by the Company at any time, initially at a specified premium to par, declining to par for redemptions on or after November 30, 2000.

SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK The Series B Preferred Stock, stated value $100 per share, accrues dividends at a rate of 7.5% per annum, and is convertible into shares of the Company's Common Stock at a conversion price of $6.75 per share. The Company elected not to pay the cash dividend of $2.2 million required on the Series B Preferred Stock due February 28, 1997. The unpaid dividends will bear additional dividends accruing at a rate of 8.625% per annum, compounded quarterly, until all such arrearages are paid.

FUTURE OUTLOOK
--------------------------------------------------------------------------------

    THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS DISCUSSION. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS".

    As part of its November 1996 restructuring plan, in addition to a cost reduction plan designed to reduce operating expenses by over $30 million on an annualized basis, the Company adopted a new strategy regarding its product offerings, distribution channels and sales force utilization. The restructuring plan is designed to generate increased sales and margins, rejuvenate brand identity and keep operating expenses in line with the Company's anticipated sales base.

    For its Fall 1997 product line, the Company has implemented a strategy of segmenting its products between its tiers of distribution and is offering its newest technologies and brands at high-end department and footwear specialty stores while continuing to offer its basic lines to all distribution outlets.

    Domestically, the Company has now completed the transition from an in-house sales force to a combination of an in-house sales management team and independent agents, divided into separate adult's and children's representatives. The transition has resulted in an increased number of sales people in the field.

    The Company's strategy aimed at building on the success of children's lighted shoes, repositioning its women's athletic product in a more favorable market niche and introducing new brands to the market has been favorably received by most retailers. However, additional time may be needed to fully restore the brand's appeal to consumers and the confidence of retailers.

    The Company had a combined domestic and international order backlog of $40.7 and $64.2 million at March 31, 1997 and 1996, respectively. The domestic backlog declined by $15.4 million from $47.0 million at March 31, 1996 to $31.6 million at March 31, 1997 primarily due to overall reduced demand for the Company's products. The international backlog declined by $8.1 million from $17.3 million at March 31, 1996 to $9.2 million at March 31, 1997 primarily due to reduced sales prices resulting from inventory write-downs in the fourth quarter of fiscal 1996 in preparation for the transition to independent distributors from direct subsidiaries in certain European markets. Children's lights as a percentage of the total backlog at March 31, 1997 and 1996 were 43.9% and 48.1%, respectively. Shipments and sales for future periods depend on, among other things, the combination of "futures" and "at once" orders. Accordingly, the comparison of backlog from period to period may not be indicative of eventual actual shipments.

    Tight overhead and working capital controls, increased confidence by retailers in the new strategies and demand from retailers for the Company's Fall 1997 product line will be critical to the Company's financial performance for the balance of the year. The Company is currently negotiating to enter into a new external financing arrangement on more favorable terms than its existing credit facility; however, there can be no assurance that such arrangement will be consummated. In addition, if sales and margins fall below management's expectations, additional sources of working capital may be needed and difficult to obtain. There can be no assurance that the Company will be able to successfully exploit its strategy or that the strategy will have the desired effect.

    SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the size and growth of the overall athletic footwear market; changes in consumer preferences and demographics; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; brand awareness; the existence or adherence to development schedules; the existence of adverse publicity; new product development and introduction; the loss of significant customers; availability, location and terms of product distribution channels; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital;
business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; business disruptions; the ability to reverse recent trends that have caused reductions in market share and substantial losses; continued access to licensed intellectual property rights; continued access to adequate sources of product supply; risks associated with unaffiliated manufacturers and international operations; and other factors referenced in this report. Given such uncertainties, shareholders are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such forward-looking statements to reflect future events or developments.

    In addition, the Company has implemented several measures in fiscal 1996 and 1997 discussed elsewhere in this Form 10-Q in an effort to reorganize its production and distribution structures and to reduce its overhead and other costs. The Company's ability to capitalize on these measures will depend in large part on its ability to predict and quickly exploit fashion trends in the footwear market and thereby attain its revenue and margin goals. The Company believes that its business strategy for fiscal 1997 will better position it to address changes in the marketplace and to build on its past successes in offering branded footwear in the children's market. However, if sales, margins and operating expense savings in fiscal 1997 fall below management's expectations, additional sources of working capital may be necessary and difficult to obtain. There can be no assurance that the Company will be able to successfully exploit this strategy or that the strategy will have the desired effect.

                             PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

    -    Not applicable


ITEM 2 - CHANGES IN SECURITIES

    -    Not applicable.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    - The Company determined it was in its best interest not to, and it did not, pay the $2.2 million cash dividend on the Series B Preferred Stock ("Series B Preferred Stock") to Trefoil Capital Investors, L.P. ("Trefoil"), the holder of all of the issued and outstanding shares of Series B Preferred Stock, due on February 28, 1997. The coupon rate for dividends is 7.5% (arrearages of dividends will bear additional dividends compounded quarterly at a rate of 8.625% per annum through the date of payment of such arrearages).


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    -    Not applicable.


ITEM 5 - OTHER INFORMATION

    - Effective March 7, 1997, the Company entered into a revised arrangement with BBC International, Ltd. for the design, development and sourcing of the Company's children's lighted footwear, pursuant to which, among other things, the Company has obtained an exclusive sublicense with respect to certain new lighting technologies, and expects to have an increased ability to directly seek and obtain satisfactory remedies in the event of future manufacturing delays or other supply difficulties.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1 Lighted Footwear Design, Development and Sourcing Agreement, dated March 7, 1997 by and between the Company and BBC International, Ltd. Portions of this Agreement have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

         27.1      Financial Data Schedule

    (b)  Reports on Form 8-K:

                   The Company filed a current report on Form 8-K on February 20, 1997, under Item 5. - Other Events, with respect to the Eighth Amendment to Loan and Security Agreement entered into between the Company and BankAmerica Business Credit Inc. which amends the terms of the existing revolving line of credit, effective November 30, 1996.

                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 11, 1997                      L.A. GEAR, INC.
      ------------------


                                       By:  /s/ Bruce W. Macgregor
                                             ---------------------------
                                            Bruce W. MacGregor
                                            President and
                                            Chief Operating Officer


                                       By:  /s/ Victor J. Trippetti
                                             ---------------------------
                                            Victor J. Trippetti
                                            Senior Vice President and
                                            Chief Financial Officer

                                    EXHIBIT INDEX


Exhibit No.                Document
-----------    ---------------------------------------

   10.1 Lighted Footwear Design, Development and Sourcing Agreement, dated March 7, 1997 by and between the Company and BBC International, Ltd. Portions of this Agreement have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.


   27.1       Financial Data Schedule