Form 10-Q
period 1997-05-31
LA GEAR INC
filed 1997-07-15
CIK 793937

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

                                          Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM                      TO
                                           --------------------    ----

Commission file number 1-10157

                                   L.A. GEAR, INC.

                (Exact name of registrant as specified in its charter)



              CALIFORNIA                              95-3375118
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
                                                 Yes     X      No
                                                     ---------     --------

The number of shares outstanding of the registrant's Common Stock, no par value, at July 11, 1997 was 22,959,070 shares.

THIS FORM 10-Q CONTAINS 110 PAGES.

THE EXHIBIT INDEX APPEARS ON PAGE 20.

                                   L.A. GEAR, INC.
                                  TABLE OF CONTENTS
                FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997




 PART I. FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets at                          3
              May 31, 1997 and November 30, 1996

            Consolidated Condensed Statements of Operations and
              Accumulated Deficit for the three months ended
              May 31, 1997 and May 31, 1996                                   4

            Consolidated Condensed Statements of Operations and
              Accumulated Deficit for the six months ended
              May 31, 1997 and May 31, 1996                                   5

            Consolidated Condensed Statements of Cash Flows
              for the six months ended May 31, 1997 and May 31, 1996          6

            Notes to Consolidated Condensed Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities                                               16

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signature                                                                    19

Exhibit Index                                                                20

                           L.A. GEAR, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                         May 31,      November 30,
                                                                          1997           1996
                                                                       -----------    ------------
                                                                       (unaudited)
         ASSETS

Current assets:
  Cash and cash equivalents                                              $9,331       $ 34,239
  Accounts receivable, net                                               22,211         23,938
  Inventories                                                            26,591         32,809
  Prepaid expenses and other current assets                               1,846          1,933
                                                                       --------       --------

         Total current assets                                            59,979         92,919

Property and equipment, net                                               2,579          4,445
Goodwill, net                                                             1,471          1,538
Other assets                                                              1,832          2,054
                                                                       --------       --------


                                                                        $65,861       $100,956
                                                                       --------       --------
                                                                       --------       --------

         LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                             $ 26,290       $ 46,452
                                                                       --------       --------
                                                                       --------       --------

         Total current liabilities                                       26,290         46,452

7 3/4% convertible subordinated debentures due 2002                      50,000         50,000

Shareholders' (deficit) equity:
  7 1/2% Series B Cumulative Convertible Preferred Stock,
    $100 stated value; 1,161,822 shares authorized; 1,161,337
    shares issued and outstanding at May 31, 1997 and
    November 30, 1996                                                   115,473        115,473
  Preferred stock, no stated value; 8,838,178 shares authorized
    and unissued at May 31, 1997 and November 30, 1996                       --             --
  Common stock, no par value; 80,000,000 shares authorized;
    22,959,070 shares issued and outstanding at
    May 31, 1997; 22,936,433 shares issued and
    outstanding at November 30, 1996                                    128,132        128,093
  Cumulative currency translation adjustment                               (575)           296
  Accumulated deficit                                                  (253,459)      (239,358)
                                                                       --------       --------
         Total shareholders' (deficit) equity                           (10,429)         4,504
                                                                       --------       --------
Commitments and contingencies                                                --             --
                                                                       --------       --------

                                                                        $65,861       $100,956
                                                                       --------       --------
                                                                       --------       --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               AND ACCUMULATED DEFICIT
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                  Three months ended May 31,
                                                  --------------------------
                                                    1997           1996
                                                  ---------     ----------

Net sales                                          $ 28,772        $38,472
Cost of sales                                        23,771         28,774
                                                  ---------     ----------

    Gross profit                                      5,001          9,698

Selling, general and administrative expenses         11,488         20,517
Litigation settlement expense (income), net             527         (1,955)
Restructuring credits                                (1,899)            --
Other income                                         (1,617)            --
Interest expense, net                                   913            521
                                                  ---------     ----------

    Loss before minority interest                    (4,411)        (9,385)

Minority interest                                        --         1,905
                                                  ---------     ----------

    Net loss                                         (4,411)        (7,480)

Dividends on Series B Cumulative Convertible
  Preferred Stock                                    (2,239)        (1,108)
Dividends on mandatorily redeemable
  Series A Cumulative Convertible
  Preferred Stock                                        --         (1,002)
                                                  ---------     ----------

    Loss applicable to common stock                  (6,650)        (9,590)

Accumulated deficit, beginning of period           (246,809)      (170,224)
                                                  ---------     ----------

Accumulated deficit, end of period                $(253,459)    $ (179,814)
                                                  ---------     ----------
                                                  ---------     ----------

Loss per common share                                $(0.29)   $     (0.42)
                                                  ---------     ----------
                                                  ---------     ----------

Weighted average common shares outstanding           22,959         22,937
                                                  ---------     ----------
                                                  ---------     ----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               AND ACCUMULATED DEFICIT
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                   Six months ended May 31,
                                                   ------------------------
                                                      1997          1996
                                                  ---------     ----------

Net sales                                           $63,803        117,138
Cost of sales                                        50,647         82,886
                                                  ---------     ----------

    Gross profit                                     13,156         34,252

Selling, general and administrative expenses         24,497         43,913
Litigation settlement expense (income), net             424         (1,955)
Restructuring credits                                (2,120)            --
Other income                                         (1,617)            --
Interest expense, net                                 1,657          1,134
                                                  ---------     ----------

    Loss before minority interest                    (9,685)        (8,840)

Minority interest                                       --           2,459
                                                  ---------     ----------

    Net loss                                         (9,685)        (6,381)

Dividends on Series B Cumulative Convertible
  Preferred Stock                                    (4,416)        (1,108)
Dividends on mandatorily redeemable
  Series A Cumulative Convertible
  Preferred Stock                                        --         (3,044)
                                                  ---------     ----------

    Loss applicable to common stock                 (14,101)       (10,533)

Accumulated deficit, beginning of period           (239,358)      (169,281)
                                                  ---------     ----------

Accumulated deficit, end of period                $(253,459)    $ (179,814)
                                                  ---------     ----------
                                                  ---------     ----------

Loss per common share                                $(0.61)        $(0.46)
                                                  ---------     ----------
                                                  ---------     ----------

Weighted average common shares outstanding           22,955         22,937
                                                  ---------     ----------
                                                  ---------     ----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                                       Six months ended May 31,
                                                       ------------------------

                                                          1997         1996
                                                        --------      -------

Net cash (used in) provided by operating activities     $(25,648)     $12,866
                                                        --------      -------

Investing activities:
  Proceeds from assets held for sale                         633           --
  Capital expenditures                                      (387)        (694)
                                                        --------      -------

         Net cash provided by (used in) investing
           activities                                        246         (694)
                                                        --------      -------

Financing activities:
    Proceeds from issuance of common stock                    39           --
    Net repayments under international credit facilities      --       (1,218)
    Other                                                     --         (622)
                                                        --------      -------

         Net cash provided by (used in) financing
           activities                                         39       (1,840)
                                                        --------      -------

Effect of exchange rate changes on cash and
  cash equivalents                                           455           49
                                                        --------      -------

         Net (decrease) increase in cash and cash
           equivalents                                   (24,908)      10,381

Cash and cash equivalents at beginning of period          34,239       35,956
                                                        --------      -------

Cash and cash equivalents at end of period                $9,331      $46,337
                                                        --------      -------
                                                        --------      -------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at May 31, 1997, the results of operations for the three months and six months ended May 31, 1997 and 1996 and the cash flows for the six months ended May 31, 1997 and 1996. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996. The Company's results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

    STOCK OPTIONS In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company will adopt the disclosure only provisions of SFAS No. 123 in the fiscal year ending November 30, 1997 and the adoption of SFAS No. 123 will not have a material impact on the Company's financial position or results of operations.

    LOSS PER COMMON SHARE Loss per common share has been computed on the loss applicable to common stock (net loss plus dividends on Series A Cumulative Convertible Preferred Stock and Series B Cumulative Convertible Preferred Stock) divided by the weighted average number of common shares outstanding during each period.

    RECLASSIFICATIONS Certain reclassifications have been made to 1996 amounts for conformity to the 1997 presentation.


NOTE 2.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                      SIX MONTHS ENDED MAY 31,
                                                      ------------------------
                                                        1997         1996
                                                       ------      ---------
                                                           (IN THOUSANDS)
  CASH PAID (RECEIVED) DURING THE PERIOD FOR:
    INTEREST PAID                                       $1,908         $2,099
                                                        ------      ---------
                                                        ------      ---------
    INTEREST RECEIVED                                    $(291)         $(950)
                                                        ------      ---------
                                                        ------      ---------

  NONCASH FINANCING ACTIVITY:
    DIVIDENDS ACCRUED AND UNPAID ON SERIES B
       CUMULATIVE CONVERTIBLE PREFERRED STOCK           $4,416            $--
                                                        ------      ---------
                                                        ------      ---------
    EXCHANGE OF SERIES A CUMULATIVE CONVERTIBLE
       PREFERRED STOCK PLUS ACCRUED AND UNPAID
       DIVIDENDS FOR SERIES B CUMULATIVE CONVERTIBLE
       PREFERRED STOCK                                     $--       $110,790
                                                        ------      ---------
                                                        ------      ---------
    SERIES B CUMULATIVE CONVERTIBLE PREFERRED
       STOCK ISSUED IN PAYMENT OF DIVIDENDS DUE
       ON SERIES B CUMULATIVE CONVERTIBLE
       PREFERRED STOCK                                     $--         $1,108
                                                        ------      ---------
                                                        ------      ---------

                           L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 3.   OTHER INCOME

     Other income consists of foreign exchange gains of $728,000 in connection with the sale of stock and assets of certain foreign subsidiaries and of $889,000 of gain from the dissolution of the Company's Far East joint venture with Inchcape Pacific Limited.

NOTE 4.        ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                        MAY 31,     NOVEMBER 30,
                                                         1997          1996
                                                       -------        -------
                                                           (IN THOUSANDS)

  TRADE RECEIVABLES
       DOMESTIC                                        $10,208        $12,581
       INTERNATIONAL                                     9,524         14,216
                                                       -------        -------
          TOTAL TRADE RECEIVABLES                       19,732         26,797

  OTHER RECEIVABLES                                      5,267          1,280
                                                       -------        -------
                                                        24,999         28,077
  LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
     AND MERCHANDISE RETURNS                            (2,788)        (4,139)
                                                       -------        -------

                                                       $22,211        $23,938
                                                       -------        -------
                                                       -------        -------

    During the six months ended May 31, 1997 the Company sold substantially all of the assets of its Italian and German subsidiaries and the capital stock of its Dutch subsidiary. Included in other receivables is $4.2 million owed to the Company from the purchasers of the assets of its Italian and German subsidiaries.

NOTE 5.               ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                        MAY 31,     NOVEMBER 30,
                                                        1997           1996
                                                       -------        -------
                                                            (IN THOUSANDS)

  ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES       $13,550        $17,869
  ACCRUED INVENTORY PURCHASES                            4,590          8,417
  ACCRUED RESTRUCTURING CHARGES                          3,734         20,166
  ACCRUED DIVIDENDS ON SERIES B CUMULATIVE
    CONVERTIBLE PREFERRED STOCK                          4,416             --
                                                       -------        -------
                                                       $26,290        $46,452
                                                       -------        -------
                                                       -------        -------

                           L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


    In the fourth quarter of fiscal 1996, management committed to a restructuring plan aimed at bringing the Company's operating expenses in line with its sales base and recorded a restructuring charge of $28.8 million. Of the $20.2 million remaining reserve at November 30, 1996, $14.4 million was utilized in the six months ended May 31, 1997 primarily for severance payments, the transition to service certain of the Company's European customers through independent distributors rather than through direct subsidiaries, and space consolidation at the Company's Santa Monica, California headquarters and
Ontario, California distribution center.   During the three months and six
months ended May 31, 1997, the Company recognized $1.9 million and $2.1 million, respectively, of income representing adjustments to restructuring reserves relating primarily to: (i) the sublease of premises at its Santa Monica and Ontario locations at more favorable terms and shorter vacancy periods than originally anticipated, and (ii) greater consideration than originally anticipated from the sale of stock and assets of certain European subsidiaries. The Company anticipates that substantially all of the contemplated restructuring actions will be completed by November 30, 1997 and believes that the accrued restructuring charges of $3.7 million at May 31, 1997 appropriately reflect the remaining liabilities associated with these actions.

NOTE 6.  BANK BORROWINGS

    On May 21, 1997, the Company entered into a Loan and Security Agreement
(the "Agreement") with Congress Financial Corporation which provides the Company with a new three-year revolving credit facility (the "Revolving Facility") through May 2000, for loans and letters of credit. The Revolving Facility replaces the Company's previous revolving credit facility with BankAmerica Business Credit.

    The Revolving Facility provides for maximum borrowings outstanding at any time of the lesser of: (i) $40 million for aggregate loans and letters of credit, or (ii) an amount equal to a borrowing base calculated on the Company's eligible accounts receivable and inventory as defined under the Agreement.
There is a $25 million sublimit for outstanding aggregate loans at any time. Loans bear interest at the publicly announced prime rate of CoreStates Bank, N.A. plus 1/4% for up to $5 million of loans outstanding, and at such prime rate plus 1/2% for loans outstanding in excess of $5 million. The Revolving Facility is secured primarily by the Company's domestic assets .

    As of May 31, 1997, there were no cash borrowings and approximately $15.7 million of letters of credit commitments outstanding under the Revolving Facility, with $7.2 million available for borrowing. During the three months ended May 31, 1997 the Company's maximum loans outstanding under the prior revolving credit facility with BankAmerica Business Credit were $2.3 million.

NOTE 7.  SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

    The Series B Cumulative Convertible Preferred Stock, stated value $100 per share, accrues dividends at a rate of 7 1/2% per annum, and is convertible into shares of the Company's Common Stock at a conversion price of $6.75 per share. The Company elected not to pay the cash dividends aggregating $4.4 million required on the Series B Preferred Stock due
February 28, 1997 ($2.2 million) and May 31, 1997 ($2.2 million). The aggregate unpaid dividends will bear additional dividends accruing at a rate of 8 5/8% per annum, compounded quarterly, until all such arrearages are paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ALL REFERENCES TO YEARS ARE TO FISCAL YEARS ENDING NOVEMBER 30, 1997 OR 1996, AS APPLICABLE.

NET SALES
--------------------------------------------------------------------------------

    In the second quarter of 1997, the Company's net sales decreased by 25.2% to $28.8 million, compared to $38.5 million in the second quarter of 1996. For the six months ended May 31, 1997, the Company's net sales decreased by 45.5% to $63.8 million, compared to $117.1 million in the year earlier period. Domestic net sales in the second quarter and six months ended May 31, 1997 decreased by 36.6% and 52.7% from the comparable 1996 periods, respectively. Net international sales, which accounted for approximately 43% and 37% of the Company's total net sales for the quarter and six months ended May 31, 1997, respectively, decreased by 1.5% and 26.4% from the comparable 1996 periods.

    The following tables set forth certain information regarding the Company's net sales:

THREE MONTHS ENDED MAY 31,                         NET SALES
--------------------------          ----------------------------------------
                                          1997                    1996
                                    ----------------        ----------------
                                             (DOLLARS IN THOUSANDS)

  DOMESTIC FOOTWEAR
    CHILDREN'S                   $8,013             28%     $13,357        35%
    WOMEN'S                       4,221             15        8,785        23
    MEN'S                         4,165             14        3,109         8
  OTHER                              57              0          721         2
                                -------            ---     --------       ---
    TOTAL DOMESTIC SALES         16,456             57       25,972        68
                                -------            ---     --------       ---

  INTERNATIONAL FOOTWEAR
    CHILDREN'S                    5,416             19        5,775        15
    WOMEN'S                       4,025             14        2,869         7
    MEN'S                         2,556              9        1,621         4
  OTHER                             319              1        2,235         6
                                -------            ---     --------       ---
    TOTAL INTERNATIONAL SALES    12,316             43       12,500        32
                                -------            ---     --------       ---
    TOTAL NET SALES             $28,772            100%     $38,472       100%
                                -------            ---     --------       ---
                                -------            ---     --------       ---

SIX MONTHS ENDED MAY 31,                           NET SALES
--------------------------          ----------------------------------------
                                          1997                    1996
                                    ----------------        ----------------
                                             (DOLLARS IN THOUSANDS)

  DOMESTIC FOOTWEAR
    CHILDREN'S                  $22,313             35%     $40,200        35%
    WOMEN'S                       9,371             15       28,487        24
    MEN'S                         8,444             13       15,437        13
  OTHER                             148              0        1,044         1
                                -------            ---     --------       ---
    TOTAL DOMESTIC SALES         40,276             63       85,168        73
                                -------            ---     --------       ---

  INTERNATIONAL FOOTWEAR
    CHILDREN'S                   11,060             17       16,478        14
    WOMEN'S                       7,401             12        7,280         6
    MEN'S                         4,295              7        4,908         4
  OTHER                             771              1        3,304         3
                                -------            ---     --------       ---
    TOTAL INTERNATIONAL SALES    23,527             37       31,970        27
                                -------            ---     --------       ---
    TOTAL NET SALES             $63,803            100%    $117,138       100%
                                -------            ---     --------       ---
                                -------            ---     --------       ---

    The following tables set forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the 1997 period as compared to the same period of 1996:

THREE MONTHS ENDED MAY 31,                      VOLUME OF FOOTWEAR SOLD
--------------------------                      -----------------------
                                       INCREASE (DECREASE) BETWEEN 1997 AND 1996
                                       -----------------------------------------
                                        DOMESTIC     INTERNATIONAL      TOTAL
                                        --------     -------------      -----

  CHILDREN'S                             (32%)           18%           (21%)
  WOMEN'S                                (49%)           54%           (30%)
  MEN'S                                   58%            71%            62%

    TOTAL VOLUME INCREASE (DECREASE)     (30%)           37%           (16%)


SIX MONTHS ENDED MAY 31,                        VOLUME OF FOOTWEAR SOLD
------------------------                        -----------------------
                                       INCREASE (DECREASE) BETWEEN 1997 AND 1996
                                       -----------------------------------------
                                        DOMESTIC     INTERNATIONAL      TOTAL
                                        --------     -------------      -----

  CHILDREN'S                             (40%)          (17%)          (35%)
  WOMEN'S                                (67%)           20%           (52%)
  MEN'S                                  (38%)          (10%)          (32%)

    TOTAL VOLUME DECREASE                (49%)           (5%)          (41%)

    The decrease in domestic net sales in the second quarter of fiscal 1997 was due primarily to: (i) a reduction in the number of pairs sold and in the average selling price per pair of children's shoes, and (ii) a decrease in women's shoes sold to Wal-Mart. Domestic men's shoe sales increased during the second quarter of 1997 compared to year-ago levels primarily from an increase in men's shoes sold to Wal-Mart. The decrease in domestic net sales for the first half of fiscal 1997 was primarily attributable to sales of $33.1 million to Wal-Mart in the first half of 1996 in fulfillment of Wal-Mart's 1995 minimum purchase commitment. This compares to sales to Wal-Mart of $6.9 million in the first half of fiscal 1997. Additionally, the Company experienced lower sales volume and lower average selling prices per pair across its product lines in the first half of fiscal 1997 compared to the prior year period. The lower average selling prices per pair for both the second quarter and first half of fiscal 1997 were in part due to a greater proportion of sales of discontinued product.

    Total international net sales in the second quarter of fiscal 1997 remained relatively flat with year-ago levels as increased footwear sales, particularly in adult product of the Company's continuing subsidiary operations in the United Kingdom and France, were offset by lower footwear and apparel sales in Germany, Italy, and Holland where operations have been transitioned from direct
subsidiaries to independent distributors.   For the first half of fiscal 1997,
international sales decreased from year-ago levels principally from: (i) the aforementioned transition of operations in certain European countries, and (ii) the closure of the Company's Far East joint venture with Inchcape Pacific Limited in September 1996 and the lack of alternative distribution arrangements in those markets since that time.

    Total sales of the Company's children's lighted shoes decreased by $4.3 million to $8.1 million in the second quarter of fiscal 1997 from $12.4 million in the comparable prior year period, primarily due to lower worldwide demand. For the first half of fiscal 1997, total sales of the Company's children's lighted shoes decreased by $12.9 million to $19.9 million from $32.8 million in the comparable prior year period, primarily due to a decrease internationally in both volume and average selling price per pair.

GROSS MARGIN
--------------------------------------------------------------------------------

    The gross margin for the second quarter and first half of 1997 decreased to 17.4% and 20.6%, respectively, from 25.2% and 29.2% during the comparable periods in 1996, respectively. The decrease principally resulted from a decline in domestic gross margins to 13.4% and 17.8% in the second quarter and first half of fiscal 1997, respectively, from 28.5% and 30.2% during the comparable periods of fiscal 1996. The decline in domestic gross margins is attributable to a combination of increases in reserves for slow moving and discontinued inventory and a greater proportion of sales of discontinued product. The aforementioned reduction of sales to Wal-Mart during fiscal 1997 also contributed to the Company's lower domestic margins in the first half of fiscal 1997 over the comparable prior year period.

    International gross margins increased from 18.4% in the second quarter of fiscal 1996 to 22.7% in the comparable period of 1997. The international gross margin in the second quarter of fiscal 1996 was adversely impacted by margins recorded by the Company's Far East joint venture which was closed in September 1996. For the first half of fiscal 1997, international margins decreased to 25.5% from 26.6% in the comparable period in fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------

    Total selling, general and administrative expenses decreased by $9.0 million, or 44.0%, to $11.5 million in the second quarter of 1997 and decreased by $19.4 million, or 44.2%, to $24.5 million in the first half of 1997 compared
to the respective prior year periods.   Approximately $5.8 million and $14.4
million in restructuring costs incurred in the second quarter and first half of fiscal 1997, respectively, were applied against the restructuring reserve established in 1996. As a percentage of net sales, selling, general and administrative expenses were 39.9% and 38.4% in the second quarter and first half of fiscal 1997, respectively, compared to 53.3% and 37.5% in the comparable prior year periods.

    Domestic selling, general and administrative expenses decreased by $4.9 million, or 33.4%, to $9.8 million in the second quarter of 1997 and decreased by $12.8 million, or 39.8%, to $19.4 million in the first half of fiscal 1997 compared to the comparable prior year periods. These decreases were largely due to expense reductions realized from the implementation of the Company's 1996 corporate reorganization plan and includes reductions in
(i) compensation and benefit expenses, and (ii) advertising and promotional expenses.

    International selling, general and administrative expenses decreased by $4.1 million, or 70.8%, to $1.7 million in the second quarter of fiscal 1997, and decreased by $6.6 million, or 56.3%, to $5.1 million in the first half of fiscal 1997 compared to the comparable prior year periods. These decreases were primarily due to (i) the transition of operations in Germany, Italy, and Holland from direct subsidiaries to independent distributors, and (ii) the elimination of all operating expenses associated with the Company's Far East joint venture.

OTHER INCOME
--------------------------------------------------------------------------------

    Other income consists of foreign exchange gains of $728,000 in connection with the sale of stock and assets in certain foreign subsidiaries and of $889,000 of gain from the dissolution of the Company's Far East joint venture with Inchcape Pacific Limited.

RESTRUCTURING CREDITS
--------------------------------------------------------------------------------

    During the second quarter and first half of fiscal 1997, the Company recognized $1.9 million and $2.1 million, respectively, of income representing adjustments to restructuring reserves relating primarily to: (i) the sublease of premises at its Santa Monica and Ontario locations at more favorable terms and shorter vacancy periods than originally anticipated, and (ii) greater consideration than orginally anticipated from the sale of stock and assets of certain European subsidiaries.

INTEREST EXPENSE, NET
--------------------------------------------------------------------------------

    Interest expense of $1.0 million and $1.9 million for the three and six months ended May 31, 1997, respectively, and $1.0 million and $2.1 for the three and six months ended May 31, 1996, respectively, was primarily related to interest costs on the $50 million, 7 3/4% convertible subordinated
debentures due 2002 issued in December 1992.   Interest income decreased to
$58,000 and $291,000 for the three and six months ended May 31, 1997, respectively, compared to $516,000 and $950,000 in the comparable prior year periods primarily as a result of decreased average cash balances.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

    The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                            MAY 31,          NOVEMBER 30,
                                             1997                1996
                                             ----                ----
                                              (DOLLARS IN THOUSANDS)

CASH AND CASH EQUIVALENTS                  $  9,331            $ 34,239
WORKING CAPITAL                              33,689              46,467

OUTSTANDING LETTERS OF CREDIT                15,697              26,467
CONVERTIBLE SUBORDINATED DEBENTURES          50,000              50,000

                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                             MAY 31,             MAY 31,
                                         ---------------     --------------
                                         1997       1996     1997      1996
                                         ----       ----     ----      ----

AVERAGE DAILY SHORT-TERM BORROWINGS     $412       $--      $208        $4
WEIGHTED AVERAGE INTEREST RATES         9.91%       --%     9.91%     8.25%

    CASH AND CASH EQUIVALENTS Cash and cash equivalent balances decreased by $24.9 million from November 30, 1996 to a balance of $9.3 million at May 31, 1997 primarily due to $25.6 million in net cash used for operating activities including the payment of certain restructuring costs of $8.0 million in the first half of fiscal 1997.

    WORKING CAPITAL Working capital decreased by $12.8 million to $33.7 million during the six month period ended May 31, 1997. The decrease was primarily due to the reduction in cash and cash equivalents that were used to finance the Company's operating losses and due to a reduction in inventories.

    BORROWING FACILITIES On May 21, 1997, the Company entered into a Loan and Security Agreement (the "Agreement") with Congress Financial Corporation which provides the Company with a new three-year revolving credit facility (the "Revolving Facility") through May 2000, for loans and letters of credit. The Revolving Facility replaces the Company's previous revolving credit facility with BankAmerica Business Credit.

    The Revolving Facility provides for maximum borrowings outstanding at any time of the lesser of: (i) $40 million for aggregate loans and letters of credit, or (ii) an amount equal to a borrowing base calculated on the Company's eligible accounts receivable and inventory as defined under the Agreement.
There is a $25 million sublimit for outstanding aggregate loans at any time. Loans bear interest at the publicly announced prime rate of CoreStates Bank, N.A. plus 1/4% for up to $5 million of loans outstanding, and at such prime rate plus 1/2% for loans outstanding in excess of $5 million. The Revolving Facility is secured primarily by the Company's domestic assets .

    As of May 31, 1997, there were no cash borrowings and approximately $15.7 million of letters of credit commitments outstanding under the Revolving Facility, with $7.2 million available for borrowing. During the three months ended May 31, 1997 the Company's maximum loans outstanding under the prior revolving credit facility with BankAmerica Business Credit were $2.3 million.

    The Company's liquidity is contingent primarily on attaining forecast levels of sales, gross margins and operating expenses. The Company believes that based on its current forecast, its present funding sources are sufficient to meet its liquidity needs. However, the Company can make no assurances that it will meet its current forecast. In the event that the Company's future operating results fall below management's expectations, additional sources of working capital funding may be necessary and difficult to obtain.

    CONVERTIBLE SUBORDINATED DEBENTURES The $50 million Debentures are convertible into shares of the Company's Common Stock at a conversion rate of $12.30 per share, and are redeemable by the Company at any time, initially at a specified premium to par, declining to par for redemptions on or after November 30, 2000.

         SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK The Series B Cumulative Convertible Preferred Stock, stated value $100 per share, accrues dividends at a rate of 71/2% per annum, and is convertible into shares of the Company's Common Stock at a conversion price of $6.75 per share. The Company elected not to pay cash dividends aggregating $4.4 million required on the Series B Preferred Stock due February 28, 1997 ($2.2 million) and May 31, 1997 ($2.2 million). The aggregate unpaid dividends will bear additional dividends accruing at a rate of 8 5/8% per annum, compounded quarterly, until all such arrearages are paid.

FUTURE OUTLOOK
--------------------------------------------------------------------------------

    THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS DISCUSSION. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 15.

    Beginning with the Fall 1997 product line, the Company has adopted a new strategy aimed at differentiating its products among its various tiers of distribution channels. This strategy involves two major components:

    (i) NEW COMPANY BRANDS These new brands are designed to appeal to demographic groups with whom the Company is not currently achieving significant market share penetration. Two new brands being introduced for Fall 1997 are Mongo-TM-, a fashion-forward casual shoe designed to appeal to trend-setting young adults; and Digit3-TM-, a performance brand for the extreme sports enthusiast.

    (ii) SUB-BRANDS AND CO-LABELING The Company is now introducing the sub-brand L.A. Lights-Registered Trademark- by L.A. Gear as the umbrella brand for all four of its children's lighted product lines. Within the women's product line, the Company has added the co-label ABS+-TM- to its women's athletic shoes containing new cushioning technology.

    Successful product differentiation and distribution segmentation are vital to the Company's attempts to realize revenue growth and margin improvement. Accordingly, the Company will now offer its newest technologies, brands and co-labels at higher tiered distribution channels while continuing to offer its basic lines through all of its distribution channels.

    Although the Company's strategy has been favorably received by many of the Company's key retailers, it is too early to assess the impact of this strategy on the Company's future operations as the initial shipments of the Fall 1997 products are currently taking place. Successful sell-through of these initial shipments at the retail level and subsequent "at once" re-orders will be critical to the Company's financial performance for the balance of the year.

    The Company had a combined domestic and international order backlog of $33.5 and $51.8 million at June 30, 1997 and 1996, respectively. The domestic backlog declined by $14.0 million from $36.5 million at June 30, 1996 to $22.5 million at June 30, 1997 while the international backlog declined by $4.3 million from $15.3 million at June 30, 1996 to $11.0 million at June 30, 1997. Year-ago backlog data includes orders for the children's Graf/x-TM- product line that was subsequently discontinued. In addition, year-ago international backlog includes orders for direct subsidiary operations in certain European countries which have since been converted to independent distributorships as well as including orders for the Company's Far East joint venture which was subsequently terminated. Orders for children's lighted shoes as a percentage of the total backlog at June 30, 1997 and 1996 were 37.4% and 30.9%, respectively. The trends in backlog from period to period may not be indicative of future actual shipment trends.

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

    In addition, the Company has implemented several measures in fiscal 1996 and 1997 discussed elsewhere in this Form 10-Q in an effort to reorganize its production and distribution structures and to reduce its overhead and other costs. The Company's ability to capitalize on these measures will depend in large part on its ability to predict and quickly exploit fashion trends in the footwear market and thereby attain its revenue and margin goals. The Company believes that its business strategy for fiscal 1997 will better position it to address changes in the marketplace and to build on its past successes in offering branded footwear in the market. However, if sales, margins and operating expense savings in fiscal 1997 fall below management's expectations, additional sources of working capital may be necessary and difficult to obtain. There can be no assurance that the Company will be able to successfully exploit this strategy or that the strategy will have the desired effect.

                             PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    (a) The Company entered into agreements on May 24, 1997 with Aaron Design, Inc. and Tseng-Lu Chein whereby: (i) the Company received an exclusive license to use certain of Aaron Design's and Tseng-Lu Chein's patents and patents pending in the Company's lighted footwear products; (ii) the parties entered into a footwear electronic component supply agreement to supply certain electronic components for the Company's lighted footwear; and (iii) the parties agreed to settle and dismiss that certain action entitled LA GEAR, INC. V. AARON DESIGN, INC., TSENG-LU CHEIN, A.K.A. IVAN CHEIN, CV 96-6351 LGB (Ex), which dismissal with prejudice was entered in the U.S. District Court for the Central District of California on June 3, 1997.

    (b)  L.A. GEAR, INC. V. NICHOLAS RODGERS, ET. AL. On November 6, 1996
         L.A. Gear filed a complaint and motion in the United States District Court for the Central District of California for an injunction against Nicholas Rodgers and two companies owned and/or controlled by him entitled L.A. GEAR, INC. V. ORLAFORD LIMITED, ET. AL., Civil Case No. 96-7767 LGB (Cwx.). Rodgers is the holder of a patent that relates to the lighted shoe technology previously employed in styles marketed under the name "L.A. Lights" that Rodgers had licensed to L.A. Gear's sourcing agent for its lighted shoes, BBC International, Ltd. ("BBC"), in return for royalty payments. BBC had in turn granted a sublicense to the Company to allow the Company to sell such lighted shoes in return for a commission covering, among other things, the royalty BBC was required to pay Rodgers. Early in 1996, and unbeknown to L.A. Gear, Rodgers filed suit against BBC in Wisconsin for patent infringement claiming that in addition to the Company's shoes, BBC was sourcing the manufacture of shoes for Kmart Corporation and others for which no royalty was being paid. Rodgers sought to terminate BBC's license on the patent. Once L.A. Gear learned of this suit, it began using a technology different from the technology described in Rodgers' patent to manufacture lighted shoes. In imposing sanctions against BBC, however, the Wisconsin court specifically ruled that L.A. Gear was not a party to the Wisconsin action and hence no sanctions could be imposed against L.A. Gear. Meanwhile, BBC, after having contempt sanctions imposed on it in Wisconsin, appealed the Wisconsin court's ruling. Subsequently, BBC and Rodgers reached settlement.

         L.A. Gear, in its suit, seeks a determination that the technologies currently used in its lighted shoes are different than the technology that was the subject of the action brought against BBC in Wisconsin, and that such shoes do not infringe any patent held by Rodgers. L.A. Gear's motion for an injunction, which seeks to prevent Rodgers from enforcing his patent against L.A. Gear, currently is due to be heard by the court in August 1997. Pending a hearing, L.A. Gear and Rodgers have agreed upon a stipulated order which prevents Rodgers from interfering with the sale of L.A. Gear shoes.

         Rodgers filed an action in Wisconsin against L.A. Gear on January 17, 1997 for patent infringement. Rodgers has dismissed his Wisconsin action and will refile it as a counterclaim to L.A. Gear's California action. L.A. Gear believes any such claims against it are without merit and intends to vigorously defend any such claims.

    (c) FINEXPANCE S.P.A V. L.A. GEAR, INC., TRIBUNAL OF CHIAVARI, ITALY. On February 9, 1993, Finexpance S.p.A ("Finexpance"), the exclusive distributor of the Company's products in Italy from January 22, 1988 until February 1, 1993, filed a complaint against L.A. Gear alleging, among other things, unfair competition and loss of customer base and goodwill. Plaintiff is seeking damages in excess of $22 million. L.A. Gear believes Finexpance's claims are without merit and intends to vigorously defend the action. A further hearing was held on the matter on April 23, 1997. No additional action is required in this matter until late 1997 or early 1998.

ITEM 2 - CHANGES IN SECURITIES

         Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         The Series B Preferred Stock, stated value $100 per share, accrues dividends at a rate of 7 1/2% per annum, and is convertible into shares of the Company's Common Stock at a conversion price of $6.75 per share.

         The Company elected not to pay cash dividends aggregating $4.4 million required on the Series B Preferred Stock due February 28, 1997 ($2.2 million) and May 31, 1997 ($2.2 million). The aggregate unpaid dividends will bear additional dividends accruing at a rate of 8 5/8% per annum, compounded quarterly, until all such arrearages are paid.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Shareholders of the Company was held on April 15, 1997.

    (b)  Not applicable.

    (c)(i)    PROPOSAL ONE: Election of Directors
                                                             Total Vote
                                          For                 Withheld
                                          ---                 --------
              William L. Benford       36,442,745             643,762
              Walter C. Bladstrom      36,433,013             653,494
              Allan E. Dalshaug        36,432,752             653,755
              Willie D. Davis          36,432,752             653,755
              Stanley P. Gold          36,444,830             641,677
              Stephen A. Koffler       36,433,137             653,370
              Ann E. Meyers            36,434,972             651,535
              Clifford A. Miller       36,448,352             638,155
              Robert G. Moskowitz      36,435,037             651,470
              Vappalak A. Ravindran    36,435,037             651,470

    (c)(ii) PROPOSAL TWO: Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending November 30, 1997.

              For:                     36,642,433
              Against:                    266,866
              Abstain:                    177,208

    (d)       Not applicable.

ITEM 5 - OTHER INFORMATION

    (a) As reported in the Company's Form 10-K, in November 1996, the Company announced a plan for the consolidation and restructuring of its European operations. As part of that plan, the Company in fiscal 1997 sold the stock of its subsidiary in The Netherlands, and placed its Italian and German subsidiaries in liquidation and dormancy, respectively. In addition, the Company entered into independent distributorship agreements for the servicing of its customers in The Netherlands, Italy, and Germany while continuing to service its customers in Belgium, France and the United Kingdom through its direct subsidiaries.

    (b) On July 1, 1997, L.A. Gear announced certain changes in the senior management of the Company.

         David F. Gatto, has returned to the Company as Executive Vice President and Chief Administrative Officer overseeing the Company's legal, finance, human resources, distribution and information technology functions.

         D. Garn Anderson will be joining the Company as Vice President of Finance.

         William R. Sherman was promoted to Vice President, General Counsel and Secretary.

         Victor J. Trippetti, the Company's Senior Vice President and Chief Financial Officer, has elected early retirement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

              10.1 Loan and Security Agreement, dated May 21, 1997, by and between L.A. Gear California, Inc. and Congress Financial Corporation (Western) ("Congress").

              10.2 Continuing Guaranty and Waiver, dated as of May 21, 1997, by L.A. Gear, Inc. in favor of Congress.

              10.3 General Security Agreement, dated May 21, 1997, by L.A. Gear, Inc. in favor of Congress.

              10.4 Patent and Trademark Security Agreement, dated as of May 21, 1997, between L.A. Gear California, Inc. and Congress.

              10.5 Patent and Trademark Security Agreement, dated as of May 21, 1997, between L.A. Gear, Inc. and Congress.

              10.6 Assignment of Proceeds of Letter of Credit, dated May 21, 1997, between L.A. Gear California, Inc. and Congress.

              27.1 Financial Data Schedule

    (b)  Reports on Form 8-K:

              Not applicable.

                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:        July 15, 1997                 L.A. GEAR, INC.
       --------------------------



                                            By:  /s/ Bruce W. MacGregor
                                                 -----------------------------

                                                 Bruce W. MacGregor
                                                 President and
                                                 Chief Operating Officer


                                            By:  /s/ Victor J. Trippetti
                                                 -----------------------------

                                                 Victor J. Trippetti
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                    EXHIBIT INDEX



Exhibit No.  Document                                                          Page No.
-----------  --------                                                          --------
       10.1  Loan and Security Agreement, dated May 21, 1997, by and between
             L.A. Gear California, Inc. and Congress Financial Corporation
             (Western) ("Congress").                                              21

       10.2  Continuing Guaranty and Waiver, dated as of May 21, 1997, by
             L.A. Gear, Inc. in favor of Congress.                                70

       10.3  General Security Agreement, dated May 21, 1997, by L.A. Gear,
             Inc. in favor of Congress.                                           76

       10.4  Patent and Trademark Security Agreement, dated as of May 21,
             1997, between L.A. Gear California, Inc. and Congress.               91

       10.5  Patent and Trademark Security Agreement, dated as of May 21,
             1997, between L.A. Gear, Inc. and Congress.                          99

       10.6  Assignment of Proceeds of Letter of Credit, dated May 21,
             1997, between L.A. Gear California, Inc. and Congress.              108

       27.1  Financial Data Schedule                                             110