Form 10-Q
period 1997-08-31
LA GEAR INC
filed 1997-10-15
CIK 793937

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

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

The number of shares outstanding of the registrant's Common Stock, no par value, at October 10, 1997 was 22,959,070 shares.

THIS FORM 10-Q CONTAINS 19 PAGES.

THE EXHIBIT INDEX APPEARS ON PAGE 19.

                                   L.A. GEAR, INC.
                                  TABLE OF CONTENTS
               FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997


    PART I.   FINANCIAL INFORMATION                                       PAGE

    Item 1.   Financial Statements

                 Consolidated Condensed Balance Sheets
                   at August 31, 1997 and November 30, 1996                 3

                 Consolidated Condensed Statements of Operations and
                    Accumulated Deficit for the three months ended
                    August 31, 1997 and August 31, 1996                     4

                 Consolidated Condensed Statements of Operations and
                    Accumulated Deficit for the nine months ended
                    August 31, 1997 and August 31, 1996                      5

                 Consolidated Condensed Statements of Cash Flows
                   for the nine months ended August 31, 1997 and
                   August 31, 1996                                          6

                 Notes to Consolidated Condensed Financial Statements       7


    Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                 10



    PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                            17

    Item 2.   Changes in Securities                                        17

    Item 3.   Defaults Upon Senior Securities                              17

    Item 4.   Submission of Matters to a Vote of Security Holders          17

    Item 5.   Other Information                                            17

    Item 6.   Exhibits and Reports on Form 8-K                             17

    Signatures                                                             18

    Exhibit Index                                                          19

                           L.A. GEAR, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  August 31,        November 30,
                                                                                     1997               1996
                                                                                 -----------        ------------
                                                                                 (unaudited)
    ASSETS
Current assets:
  Cash and cash equivalents                                                     $   3,733           $  34,239
  Accounts receivable, net                                                         28,501              23,938
  Inventories                                                                      19,076              32,809
  Prepaid expenses and other current assets                                         1,955               1,933
                                                                                ---------           ---------

         Total current assets                                                      53,265              92,919

Property and equipment, net                                                         2,283               4,445
Goodwill, net                                                                       1,438               1,538
Other assets                                                                        1,881               2,054
                                                                                ---------           ---------

                                                                                $  58,867           $ 100,956
                                                                                ---------           ---------
                                                                                ---------           ---------

  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Borrowings on line of credit                                                  $   4,900           $      --
  Accounts payable and accrued liabilities                                         28,498              46,452
                                                                                ---------           ---------

         Total current liabilities                                                 33,398              46,452

73/4% convertible subordinated debentures due 2002                                 50,000              50,000

Shareholders' (deficit) equity:
  71/2% Series B Cumulative Convertible Preferred Stock,
    $100 stated value; 1,161,822 shares authorized; 1,161,337
    shares issued and outstanding at August 31, 1997 and
    November 30, 1996                                                             115,473             115,473
  Common stock, no par value; 80,000,000 shares authorized;
    22,959,070 shares issued and outstanding at
    August 31, 1997; 22,936,433 shares issued and
    outstanding at November 30, 1996                                              128,132             128,093
  Cumulative currency translation adjustment                                         (609)                296
  Accumulated deficit                                                            (267,527)           (239,358)
                                                                                ---------           ---------
         Total shareholders' (deficit) equity                                     (24,531)              4,504
                                                                                ---------           ---------
 Commitments and contingencies                                                         --                  --
                                                                                ---------           ---------
                                                                                $  58,867           $ 100,956
                                                                                ---------           ---------
                                                                                ---------           ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               AND ACCUMULATED DEFICIT
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                   THREE MONTHS ENDED AUGUST 31,
                                                   ----------------------------
                                                       1997              1996
                                                   ---------          ---------

Net sales                                         $  31,641          $  53,431
Cost of sales                                        29,040             39,209
                                                  ---------          ---------

    Gross profit                                      2,601             14,222

Selling, general and administrative expenses         13,172             21,994
Other expense (income), net                             240               (361)
Interest expense, net                                   971                475
                                                  ---------          ---------

    Loss before minority interest                   (11,782)            (7,886)

Minority interest                                        --              3,038
                                                  ---------          ---------

    Net loss                                        (11,782)            (4,848)

Dividends on Series B Cumulative Convertible
  Preferred Stock                                    (2,286)            (2,098)
                                                  ---------          ---------

    Loss applicable to common stock                 (14,068)            (6,946)

Accumulated deficit, beginning of period           (253,459)          (179,814)
                                                  ---------          ---------

Accumulated deficit, end of period                $(267,527)         $(186,760)
                                                  ---------          ---------
                                                  ---------          ---------

Loss per common share                             $   (0.61)         $   (0.30)
                                                  ---------          ---------
                                                  ---------          ---------

Weighted average common shares outstanding           22,959             22,937
                                                  ---------          ---------
                                                  ---------          ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               AND ACCUMULATED DEFICIT
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                   NINE MONTHS ENDED AUGUST 31,
                                                   ----------------------------
                                                       1997              1996
                                                   ---------          ---------

Net sales                                         $  95,206          $ 170,569
Cost of sales                                        79,687            122,095
                                                  ---------          ---------

  Gross profit                                       15,519             48,474

Selling, general and administrative expenses         37,734             65,688
Litigation settlement expense (income), net             596             (1,955)
Restructuring credits                                (2,120)                --
Other income, net                                    (1,852)              (142)
Interest expense, net                                 2,628              1,609
                                                  ---------          ---------

  Loss before minority interest                     (21,467)           (16,726)

Minority interest                                        --              5,497
                                                  ---------          ---------

  Net loss                                          (21,467)           (11,229)

Dividends on Series B Cumulative Convertible
  Preferred Stock                                    (6,702)            (3,206)
Dividends on mandatorily redeemable Series A
  Cumulative Convertible Preferred Stock                --              (3,044)
                                                  ---------          ---------

  Loss applicable to common stock                   (28,169)           (17,479)

Accumulated deficit, beginning of period           (239,358)          (169,281)
                                                  ---------          ---------

Accumulated deficit, end of period                $(267,527)         $(186,760)
                                                  ---------          ---------
                                                  ---------          ---------

Loss per common share                             $   (1.23)         $   (0.76)
                                                  ---------          ---------
                                                  ---------          ---------

Weighted average common shares outstanding           22,956             22,937
                                                  ---------          ---------
                                                  ---------          ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                               NINE MONTHS ENDED AUGUST 31,
                                                               ---------------------------
                                                                  1997              1996
                                                               ----------        ---------
Net cash (used in) provided by operating activities            $ (37,807)       $   4,103
                                                               ---------        ---------

Investing activities:
  Proceeds from sale of assets                                     2,269               --
  Capital expenditures                                              (471)            (723)
                                                               ---------        ---------

      Net cash provided by (used in) investing activities          1,798             (723)
                                                               ---------        ---------

Financing activities:
  Borrowings under credit facilities                               7,175              --
  Repayments of credit facilities                                 (2,275)          (1,218)
  Proceeds from exercise of stock options                             39               --
  Other                                                               --             (660)
                                                               ---------        ---------

       Net cash provided by (used in) financing activities         4,939           (1,878)
                                                               ---------        ---------

Effect of exchange rate changes on cash and
  cash equivalents                                                   564             (402)
                                                               ---------        ---------

       Net (decrease) increase in cash and cash equivalents      (30,506)           1,100

Cash and cash equivalents at beginning of period                  34,239           35,956
                                                               ---------        ---------

Cash and cash equivalents at end of period                     $   3,733        $  37,056
                                                               ---------        ---------
                                                               ---------        ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                           L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION    In the opinion of management, the accompanying
unaudited consolidated condensed financial statements contain all adjustments, which include normal recurring adjustments, necessary to present fairly the consolidated financial position of L.A. Gear, Inc. and its subsidiaries (collectively referred to as the "Company") at August 31, 1997, the results of operations for the three months and nine months ended August 31, 1997 and 1996 and the cash flows for the nine months ended August 31, 1997 and 1996. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996. The Company's interim results of operations and cash flows are not necessarily indicative of the results to be expected for other interim periods or the fiscal year.

    STOCK OPTIONS In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company will adopt the disclosure only provisions of SFAS No. 123 in the fiscal year ending November 30, 1997 and the adoption of SFAS No. 123 will not have a material impact on the Company's consolidated financial position or results of operations.

    LOSS PER COMMON SHARE Loss per common share is computed on the loss applicable to common stock (net loss plus dividends on Series A Cumulative Convertible Preferred Stock and Series B Cumulative Convertible Preferred Stock) divided by the weighted average number of common shares outstanding during each period.

    RECLASSIFICATIONS Certain reclassifications to 1996 amounts have been made to conform with 1997 presentation.

NOTE 2.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                    NINE MONTHS ENDED AUGUST 31,
                                                      --------------------------
                                                        1997            1996
                                                      --------        ---------
                                                          (IN THOUSANDS)

  CASH PAID (RECEIVED) DURING THE PERIOD FOR:
    INTEREST PAID                                       $ 3,944        $  2,126
                                                        -------        --------
    INTEREST RECEIVED                                   $  (366)       $ (1,471)
                                                        -------        --------

  NONCASH FINANCING ACTIVITY:
    DIVIDENDS ACCRUED ON MANDATORILY
       REDEEMABLE SERIES B CUMULATIVE CONVERTIBLE
       PREFERRED STOCK                                  $ 6,702             $--
                                                        -------        --------
    EXCHANGE OF SERIES A CUMULATIVE CONVERTIBLE
       PREFERRED STOCK PLUS ACCRUED AND UNPAID
       DIVIDENDS FOR SERIES B CUMULATIVE CONVERTIBLE
       PREFERRED STOCK                                  $    --        $110,790
                                                        -------        --------
  SERIES B CUMULATIVE CONVERTIBLE PREFERRED
       STOCK ISSUED IN PAYMENT OF DIVIDENDS DUE
       ON SERIES B CUMULATIVE CONVERTIBLE
       PREFERRED STOCK                                  $    --        $  3,206
                                                        -------        --------

                           L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



NOTE 3.   OTHER INCOME

    Other income for the nine months ended August 31, 1997 consists primarily of foreign exchange gains of $946,000 in connection with the sale of stock and assets of certain foreign subsidiaries and of $889,000 of gain from the dissolution of the Company's Far East joint venture with Inchcape Pacific Limited.

NOTE 4.   ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net of allowance for doubtful accounts and merchandise returns, consist of the following:

                                                 AUGUST 31,       NOVEMBER 30,
                                                    1997             1996
                                                  ----------       ------------
                                                         (IN THOUSANDS)
  TRADE RECEIVABLES
    DOMESTIC                                        $15,724            $12,581
    INTERNATIONAL                                    12,237             14,216
                                                    -------            -------
       TOTAL TRADE RECEIVABLES                       27,961             26,797

  OTHER RECEIVABLES                                   3,415              1,280
                                                    -------            -------
                                                     31,376             28,077
  LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
     AND MERCHANDISE RETURNS                         (2,875)            (4,139)

                                                    $28,501            $23,938
                                                    -------            -------
                                                    -------            -------

    During the nine months ended August 31, 1997 the Company sold substantially all of the assets of its Italian and German subsidiaries and the capital stock of its Dutch subsidiary. Included in other receivables is $2.2 million, net, owed to the Company from the purchasers of the assets of its Italian and German subsidiaries.

NOTE 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                  AUGUST 31,      NOVEMBER 30,
                                                     1997             1996
                                                  ----------     -------------
                                                          (IN THOUSANDS)
  ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES    $13,386            $17,869
  ACCRUED INVENTORY PURCHASES                         6,183              8,417
  ACCRUED RESTRUCTURING CHARGES                       2,227             20,166
  ACCRUED DIVIDENDS ON SERIES B CUMULATIVE
    CONVERTIBLE PREFERRED STOCK                       6,702                 --
                                                    -------            -------

                                                    $28,498            $46,452
                                                    -------            -------
                                                    -------            -------

                           L.A. GEAR, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


    In the fourth quarter of fiscal 1996, management committed to a restructuring plan aimed at bringing the Company's operating expenses in line with its sales base and recorded a restructuring charge of $28.8 million. Of the $20.2 million remaining reserve at November 30, 1996, $15.9 million was utilized in the nine months ended August 31, 1997 primarily for severance payments, the transition to service certain of the Company's European customers through independent distributors rather than through direct subsidiaries, and space consolidation at the Company's Santa Monica, California headquarters and
Ontario, California distribution center.   During the nine months ended August
31, 1997, the Company recognized $2.1 million of income representing adjustments to restructuring reserves relating primarily to: (i) the sublease of premises at its Santa Monica and Ontario locations at more favorable terms and shorter vacancy periods than originally anticipated, and (ii) greater consideration than originally anticipated from the sale of stock and assets of certain European subsidiaries. All of these adjustments were recorded during the first half of the year. The Company anticipates that substantially all of the contemplated restructuring actions will be completed by November 30, 1997 and believes that the accrued restructuring charges of $2.2 million at August 31, 1997 appropriately reflect the remaining liabilities associated with these actions.

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

    As of August 31, 1997, there were cash borrowings of $4.9 million and approximately $9.7 million of letters of credit commitments outstanding under the Revolving Facility, with $5.3 million available for borrowing.

NOTE 7.  SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

    The Series B Cumulative Convertible Preferred Stock, stated value $100 per share, accrues dividends at a rate of 71/2% per annum, and is convertible into shares of the Company's Common Stock at a conversion price of $6.75 per share. The Company elected not to pay cash dividends aggregating $6.7 million required on the Series B Cumulative Convertible Preferred Stock due February 28, 1997 ($2.2 million), May 31, 1997 ($2.2 million), and August 31, 1997 ($2.3 million).
The aggregate unpaid dividends will bear additional dividends accruing at a rate of 8 5/8% per annum, compounded quarterly, until all such arrearages are paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
ALL REFERENCES TO YEARS ARE TO FISCAL YEARS ENDING NOVEMBER 30, 1997 OR 1996, AS APPLICABLE.

NET SALES
--------------------------------------------------------------------------------

    In 1996 the Company experienced a decrease in overall net sales as a result of: (i) reduced worldwide demand for the Company's children's lighted footwear and men's products and (ii) a $2.68 per pair decrease in the average domestic selling price, primarily with respect to children's lighted footwear and the women's Wal-Mart line. In response to the continually declining sales base, the Company initiated its 1996 restructuring plan to discontinue certain product lines, to convert certain European subsidiaries into distributorships and to terminate its Far East joint venture. As a result of these actions, it was anticipated that the Company's 1997 sales would decline significantly from year-ago levels.

    THIRD QUARTER In the third quarter of 1997, the Company's net sales decreased 40.8% to $31.6 million compared to $53.4 million in the third quarter of 1996. Domestic net sales in the third quarter of 1997 decreased by 36.4% from the comparable 1996 period. International net sales, which accounted for approximately 26.4% of the Company's total net sales for the third quarter of 1997, decreased 50.3% from the comparable 1996 period.

         The following table sets forth the operating segments comprising the Company's net sales for the three months ended August 31, 1997 as compared to the same period in 1996:

  THREE MONTHS ENDED AUGUST 31,                      NET SALES
  ----------------------------        ------------------------------------
                                           1997                  1996
                                      ----------------    ----------------
                                             (DOLLARS IN THOUSANDS)

  DOMESTIC FOOTWEAR
    CHILDREN'S                       $17,142      54%    $24,918      47%
    WOMEN'S                            3,686      12       7,143      13
    MEN'S                              2,229       7       3,763       7
  OTHER                                  225       1         782       1
                                     -------      --     -------      --
    TOTAL DOMESTIC SALES              23,282      74      36,606      68
                                     -------      --     -------      --

  INTERNATIONAL FOOTWEAR
    CHILDREN'S                         4,093      13       9,543      18
    WOMEN'S                            2,576       8       4,233       8
    MEN'S                              1,525       5       2,627       5
  OTHER                                  165       0         422       1
                                     -------      --     -------      --
    TOTAL INTERNATIONAL SALES          8,359      26      16,825      32
                                     -------      --     -------      --
    TOTAL NET SALES                  $31,641     100%    $53,431     100%
                                     -------     ---     -------     ---
                                     -------     ---     -------     ---

    The following table sets forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the three months ended August 31, 1997 as compared to the same period of 1996:

THREE MONTHS ENDED AUGUST 31,                  VOLUME OF FOOTWEAR SOLD
-----------------------------                  -----------------------
                                          DECREASE BETWEEN 1997 AND 1996
                                      ---------------------------------------
                                       DOMESTIC    INTERNATIONAL      TOTAL
                                      ---------    -------------      ------

    CHILDREN'S                         (21.2)%        (50.3)%         (29.3)%
    WOMEN'S                            (47.6)%        (25.6)%         (39.9)%
    MEN'S                              (41.4)%        (24.4)%         (35.4)%

       TOTAL VOLUME DECREASE           (28.7)%        (40.7)%         (32.3)%

    The decrease in domestic net sales in the third quarter of fiscal 1997 was due primarily to a reduction in the number of pairs sold and in the average selling price per pair of children's shoes. Domestic women's and men's shoe sales decreased during the third quarter of 1997 compared to year-ago levels primarily due to a decline in demand.

    Total international net sales in the third quarter of fiscal 1997 decreased primarily due to lower sales of children's shoes by the Company's continuing subsidiary operations in the United Kingdom and France. In addition there were lower footwear and apparel sales in Germany, Italy, and Holland where operations have been transitioning from direct subsidiaries to independent distributors.

    Included in third quarter sales are initial shipments of several new brands introduced in the Fall 1997 product line. These brands target those demographic groups where the Company seeks to build significant market share and to differentiate the L.A. Gear product line by the use of sub-brands and co-labeling. Mongo-TM- is a fashion-forward casual shoe designed to appeal to trend setting young adults. Digit 3-TM- is a performance shoe aimed at the expert sports enthusiast. ABS+-TM- is a women's athletic shoe containing new cushioning technology. While the new brands for the Fall 1997 product line have been well received by certain key retail customers, they have not yet contributed significant results as it is too early in their product life cycle.

    Consistent with the new strategy implemented by the Company to differentiate its product among various tiers of distribution channels, L.A. Lights-Registered Trademark- by L.A. Gear was also introduced as a sub-brand for its four children's lighted product lines. Total sales of the Company's children's lighted shoes decreased by $6.1 million to $12.7 million in the third quarter of fiscal 1997 from $18.8 million in the comparable prior year period, primarily due to lower worldwide demand.

    NINE MONTHS For the nine months ended August 31, 1997, the Company's net sales decreased 44.2% to $95.2 million compared to $170.6 million in the prior year period. Domestic net sales for the nine months ended August 31, 1997 decreased by 47.9% from the comparable 1996 period. Net international sales, which accounted for approximately 33.4% of the Company's total net sales for the nine months ended August 31, 1997, decreased by 34.8% from the comparable 1996 period.

    The following table sets forth the operating segments comprising the Company's net sales for the nine months ended August 31, 1997 as compared to the same period in 1996:

NINE MONTHS ENDED AUGUST 31,                        NET SALES
---------------------------           ------------------------------------
                                            1997                1996
                                      ----------------    ----------------
                                             (DOLLARS IN THOUSANDS)
  DOMESTIC FOOTWEAR
    CHILDREN'S                       $39,448      41%    $65,185      38%
    WOMEN'S                           13,060      14      35,587      21
    MEN'S                             10,677      11      19,176      11
  OTHER                                  224       0       1,827       1
                                     -------      --     -------      --
    TOTAL DOMESTIC SALES              63,409      66     121,775      71
                                     -------      --     -------      --

  INTERNATIONAL FOOTWEAR
    CHILDREN'S                        15,222      16      26,036      15
    WOMEN'S                            9,989      11      11,456       7
    MEN'S                              5,801       6       7,481       5
  OTHER                                  785       1       3,821       2
                                     -------      --     -------      --
    TOTAL INTERNATIONAL SALES         31,797      34      48,794      29
                                     -------      --     -------      --
    TOTAL NET SALES                  $95,206     100%   $170,569     100%
                                     -------     ---     -------     ---

    The following table sets forth the percentage changes, by Children's, Women's and Men's categories, in the number of pairs sold during the nine months ended August 31, 1997 as compared to the same period of 1996:

THREE MONTHS ENDED AUGUST 31,                VOLUME OF FOOTWEAR SOLD
-----------------------------                -----------------------
                                     INCREASE (DECREASE) BETWEEN 1997 AND 1996
                                     -----------------------------------------
                                       DOMESTIC    INTERNATIONAL      TOTAL
                                      ---------    -------------      -------

    CHILDREN'S                         (33.7)%        (30.2)%         (32.9)%
    WOMEN'S                            (63.8)%          4.9%          (49.9)%
    MEN'S                              (38.9)%        (13.2)%         (32.7)%

        TOTAL VOLUME DECREASE          (44.2)%        (17.9)%         (38.2)%

    The decrease in domestic net sales for the nine months ended August 31, 1997 was primarily attributable to sales of $33.1 million to Wal-Mart in the first nine months of fiscal 1996 in fulfillment of Wal-Mart's 1995 minimum purchase commitment. This compares to sales to Wal-Mart of $9.6 million in the nine months ended August 31, 1997. Additionally, the Company experienced lower sales volume and lower average selling prices per pair across its product lines in the nine months ended August 31, 1997 compared to the same year-ago period. Sales of discontinued product at reduced prices also contributed to lower average selling prices per pair for the nine months ended August 31, 1997.

    For the nine months ended August 31, 1997, international sales decreased from year-ago levels principally due to: (i) the aforementioned transition of operations in certain European countries, and (ii) the closure of the Company's Far East joint venture with Inchcape Pacific Limited in September 1996 and the lack of alternative distribution arrangements in those markets since that time.

    For the nine months ended August 31, 1997, total sales of the Company's children's lighted shoes decreased $18.4 million to $32.6 million from $51.0 million in the comparable prior year period, primarily due to a decrease internationally in both volume and average selling price per pair.

GROSS MARGIN
--------------------------------------------------------------------------------

    The consolidated gross margin for the third quarter and the nine months ended August 31, 1997 decreased to 8.2% and 16.3% , respectively, from 26.6% and
28.4% during the comparable periods in 1996, respectively.   In response to
unfavorable market conditions for excess wholesale inventories on an industrywide basis following the Fall 1997 Back-to-School season, the Company re-evaluated its inventories as of August 31, 1997. As a result, the Company recorded a $6.0 million write-down to reduce certain slow-moving inventories to their estimated net realizable value. The effect of this adjustment reduced gross margin by 19 percentage points in the third quarter and 6 percentage points for the nine months ended August 31, 1997.

    Excluding the effect of the inventory write-down, international gross margins had increased to 17.6% and 23.2% in the third quarter and nine months ended August 31, 1997, respectively, from 13.1% and 22.0% in the comparable 1996 periods. This third quarter 1997 increase in margin was primarily due to the negative impact on third quarter 1996 gross margin from $2.1 million of markdowns related to the Company's Far East joint venture with Inchcape Pacific Limited. Including the effect of the inventory write-down, international gross margins had decreased to 11.1% and 21.5% in the third quarter and nine months ended August 31, 1997, respectively, from 13.1% and 22.0% in the comparable periods in 1996.

    Prior to the inventory write-down, domestically, gross margins decreased to 30.6% and 22.3% for the third quarter and nine months ended August 31, 1997, respectively, from 32.8% and 31.0% during the comparable periods in 1996. This decline in domestic gross margins is attributable to a greater proportion of sales of discontinued product. The aforementioned reduction of sales to Wal-Mart during fiscal 1997 also contributed to the Company's lower domestic margins in the nine months ended August 31, 1997 over the comparable prior year period. Sales of discontinued product in the third quarter of 1997 accounted for 8% of overall domestic sales, thereby contributing to the decrease in domestic gross margin for the three months ended August 31, 1997. After the inventory write-down, domestic gross margins had decreased to 7.2% and 13.7% in the third quarter and nine months ended August 31, 1997, respectively, compared to 32.8% and 31.0% in the comparable periods in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------

    Total selling, general and administrative expenses decreased by $8.8 million, or 40.1%, to $13.2 million in the third quarter of 1997 and decreased by $28.0 million, or 42.6%, to $37.7 million in the nine months ended August 31, 1997 compared to the respective prior year periods. Approximately $1.5 million and $15.9 million in restructuring costs incurred in the third quarter and the nine months ended August 31, 1997, respectively, were applied against the restructuring reserve established in 1996.

    Domestic selling, general and administrative expenses declined by $4.0 million, or 25.9%, to $11.3 million in the third quarter of 1997 and by $17.1 million, or 36.0%, to $30.4 million in the nine months ended August 31, 1997 from the comparable prior year periods. These decreases were largely due to expense reductions realized from the implementation of the Company's 1996 corporate reorganization plan and include reductions in (i) compensation and benefit expenses, and (ii) advertising and promotional expenses.

    International selling, general and administrative expenses decreased by $4.8 million, or 72.4%, to $1.9 million in the third quarter of fiscal 1997, and decreased by $10.9 million, or 59.7%, to $7.3 million in the nine months ended August 31, 1997 from the comparable prior year periods. These decreases were primarily due to (i) the transition of operations in Germany, Italy, and Holland from direct subsidiaries to independent distributors, and (ii) the elimination of all operating expenses associated with the Company's Far East joint venture.

    As a percentage of net sales, selling, general and administrative expenses were 41.6% and 39.6% for the third quarter and the nine months ended August 31, 1997, respectively, compared to 41.2% and 38.5% in the comparable prior year periods.

OTHER INCOME
--------------------------------------------------------------------------------

    Other income for the nine months ended August 31, 1997 consists primarily of foreign exchange gains of $946,000 in connection with the sale of stock and assets of certain foreign subsidiaries and of $889,000 of gain from the dissolution of the Company's Far East joint venture with Inchcape Pacific Limited.

RESTRUCTURING CREDITS
--------------------------------------------------------------------------------

    During the nine months ended August 31, 1997, the Company recognized $2.1 million of income representing adjustments to restructuring reserves relating primarily to: (i) the sublease of premises at its Santa Monica and Ontario locations at more favorable terms and shorter vacancy periods than originally anticipated, and (ii) greater consideration than originally anticipated from the sale of stock and assets of certain European subsidiaries. All of these adjustments were recorded during the first half of the year.

INTEREST EXPENSE, NET
--------------------------------------------------------------------------------

    Interest expense of $1.0 million and $3.0 million for the three and nine months ended August 31, 1997, respectively, and $1.0 million and $3.1 million for the three and nine months ended August 31, 1996, respectively, was primarily related to interest costs on the $50 million, 7 3/4% convertible subordinated
debentures due 2002 issued in December 1992.   Interest income decreased to
$75,000 and $366,000 for the three and nine months ended August 31, 1997, respectively, compared to $0.5 million and $1.5 million in the comparable prior year periods primarily as a result of decreased average cash balances.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

    The following table sets forth certain information regarding the Company's liquidity and capital resources:

                                              AUGUST 31,    NOVEMBER 30,
                                                1997           1996
                                            -----------    ------------
                                               (DOLLARS IN THOUSANDS)
CASH AND CASH EQUIVALENTS                    $    3,733     $   34,239
WORKING CAPITAL                                  19,867         46,467

OUTSTANDING LETTERS OF CREDIT                     9,688         26,467
CONVERTIBLE SUBORDINATED DEBENTURES              50,000         50,000


                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                            AUGUST 31,            AUGUST 31,
                                         ------------------    -----------------
                                          1997      1996        1997      1996
                                         -------   --------    -------    ------

AVERAGE DAILY SHORT-TERM BORROWINGS      $1,608     $  --        $678      $  3
WEIGHTED AVERAGE INTEREST RATES             8.8%       --%        9.2%      8.2%

    CASH AND CASH EQUIVALENTS Cash and cash equivalent balances decreased by $30.5 million from November 30, 1996 to a balance of $3.7 million at August 31, 1997 primarily due to $37.8 million in net cash used for operating activities including the payment of certain restructuring costs of $9.1 million in the first nine months of fiscal 1997.

    WORKING CAPITAL Working capital decreased by $26.6 million to $19.9 million during the nine months ended August 31, 1997. The decrease was primarily due to the reduction in cash and cash equivalents that were used to finance the Company's operating losses and due to a reduction in inventories.

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

    As of August 31, 1997, there were cash borrowings amounting to $4.9 million and approximately $9.7 million of letters of credit commitments outstanding under the Revolving Facility, with $5.3 million available for borrowing.

    CONVERTIBLE SUBORDINATED DEBENTURES The $50 million Debentures are convertible into shares of the Company's Common Stock at a conversion rate of $12.30 per share, and are redeemable by the Company at any time, initially at a specified premium to par, declining to par for redemptions on or after November 30, 2000.

    SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK The Series B Cumulative Convertible Preferred Stock, stated value $100 per share, accrues dividends at a rate of 7 1/2% per annum, and is convertible into shares of the Company's Common Stock at a conversion price of $6.75 per share. The Company elected not to pay cash dividends aggregating $6.7 million required on the Series B Cumulative Convertible Preferred Stock due February 28, 1997 ($2.2 million), May 31, 1997 ($2.2 million), and August 31, 1997 ($2.3 million). The aggregate unpaid dividends will bear additional dividends accruing at a rate of 8 5/8% per annum, compounded quarterly, until all such arrearages are paid.

FUTURE OUTLOOK
--------------------------------------------------------------------------------

    The accompanying unaudited financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of the recorded asset amounts or the amount or classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

    The Company is facing a very difficult operating environment for the foreseeable future. On a comparative basis, it was expected that the Company's order backlog would decline from year ago levels based on the actions taken in connection with the 1996 restructuring plan to discontinue certain product lines, to convert certain European subsidiaries into distributorships, and to terminate the Company's Far East joint venture. In addition, despite strong sell-throughs for many of its products at key retail customers during the Fall 1997 Back-To-School period, the Company is experiencing a decline in its order backlog below expected levels both in "at once" reorders and orders for future delivery. While comparative trends in backlog may not be indicative of future shipments, the current backlog is being adversely affected by conditions emerging in the marketplace which in turn will adversely affect the Company's sales.

    Footwear trade publications have recently reported a significant decline in consumer demand for athletic shoes. As a result of this decline, certain of the Company's key retail customers are over-stocked with products and are unable to place the previously anticipated orders. The decline in demand has also resulted in significant quantities of excess wholesale inventories being offered on an industry wide basis at severely discounted prices during the fourth quarter of 1997.

    As a result of these conditions, the Company had a combined domestic and international order backlog of $25.8 million on September 30, 1997, of which $8.4 million is scheduled to ship in the October and November period and $12.9 million is scheduled to ship in the first quarter of fiscal 1998. On September 30, 1996, the Company's backlog was $49.0 million, with $16.7 million scheduled for shipment in the October and November period and $24.5 million scheduled for shipment in the first quarter of 1997. Consequently, the Company anticipates that its sales in the fourth quarter will be significantly lower than previously expected. The impact of lower backlog for the first quarter of 1998 is not presently determinable because it is too early to assess the overall impact and timeframe that the current market conditions will have on future orders from the retail trade.

    Under the Company's credit facility with Congress, its borrowing base is calculated based on the Company's eligible accounts receivable and inventories. Depending upon the outcome and the extent to which the current market conditions affect the Company's operations for the foreseeable future, the possibility arises that the borrowing base may not be sufficient to meet the Company's liquidity requirements.

    Due to the continuing depressed operating results, management believes that the operating cash flows may be inadequate to meet both its working capital needs and its debt service obligations under the 7 3/4% Convertible Subordinated Debentures (the "Debentures"). Accordingly, the Company may not make its November 30, 1997 Debentures interest payment. The nonpayment of interest, after expiration of the thirty-day cure period, would constitute an "Event of Default" (as defined in the Indenture applicable to the Debentures), and would allow the holders of the Debentures to accelerate payment of the principal. In addition, under the terms of the Company's existing credit facility with Congress, such nonpayment will result in an "Event of Default" at the end of such 30 day period.

    In light of the foregoing, management is actively exploring various alternatives, including a restructuring of its outstanding obligations, additional financing and capital resources, the sale of certain assets, and further reductions in operating expenses to address its current projected liquidity shortfall. The timing of the Company's efforts to address this shortfall may be accelerated if Congress were to take the position that the Company's current and projected circumstances are a material adverse change, and thereby constitutes an event of default under the credit facility with Congress. In such event, the Company would, among other things, be forced to negotiate a waiver with Congress or secure alternative means of financing to meet its short term working capital needs.

    The Company cannot predict the timing or outcome of the aforementioned efforts of the Company, and there can be no assurance that any restructuring or sale of assets will be consummated, or that the Company will obtain additional financing or capital. In such event, it may be necessary to consider other restructuring alternatives, including the filing of a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code.

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

                             PART II - OTHER INFORMATION

ITEM 1 -      LEGAL PROCEEDINGS

    -    Not applicable


ITEM 2 -      CHANGES IN SECURITIES

    -    Not applicable


ITEM 3 -      DEFAULTS UPON SENIOR SECURITIES

         The Series B Cumulative Convertible Preferred Stock, stated value $100 per share, accrues dividends at a rate of 7 1/2% per annum, and is convertible into shares of the Company's Common Stock at a conversion price of $6.75 per share. The Company elected not to pay cash dividends aggregating $6.7 million required on the Series B Cumulative Convertible Preferred Stock due February 28, 1997 ($2.2 million), May 31, 1997 ($2.2 million) and August 31, 1997 ($2.3 million). The aggregate unpaid dividends will bear additional dividends accruing at a rate of 8 5/8% per annum, compounded quarterly, until all such arrearages are paid.

ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    -    Not applicable.


ITEM 5 -      OTHER INFORMATION

    -    Not applicable


ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

              27.1 Financial Data Schedule

    (b)  Reports on Form 8-K:

    -    Not applicable.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: October 15, 1997                        L.A. GEAR, INC.



                                               By:  /s/ Bruce W. MacGregor
                                                 -------------------------------

                                                    Bruce W. MacGregor
                                                    President and
                                                    Chief Operating Officer


                                               By:  /s/ D. Garn Anderson
                                                 -------------------------------

                                                    D. Garn Anderson
                                                    Vice President - Finance

                                    EXHIBIT INDEX




Exhibit No.                       Document                      Page No.
-----------              ---------------------------             --------
    27                  Financial Data Schedule                    20